Form 10-Q
period 2015-03-31
Equitable Financial Corp.
filed 2015-06-29
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File No. 333-202707

EQUITABLE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland	32-0467709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

113 North Locust Street
Grand Island, NE	68801
(Address of principal executive offices)	(Zip Code)

(308) 382-3136

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                             Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                                        Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of June 26, 2015 were:  0.

EQUITABLE FINANCIAL CORP.

FORM 10-Q

EXPLANATORY NOTE

Equitable Financial Corp., a Maryland corporation (“New Equitable”), was formed on February 26, 2015 to serve as the stock holding company for Equitable Bank (the “Bank”) as part of the mutual-to-stock conversion of Equitable Financial MHC.  As of March 31, 2015, the conversion had not been completed, and, as of that date, New Equitable had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of Equitable Financial Corp., a Federal corporation (the “Company”), is included in this Quarterly Report.

PART I – FINANCIAL INFORMATION

Item 1.                                 Financial Statements

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

	(Restated)	(Restated)

	March 31, 2015	June 30, 2014
Assets
Cash and due from financial institutions	$4,083,883	$5,364,305
Interest-earning deposits	16,151,000	2,412,000
	20,234,883	7,776,305
Time deposits with financial institutions	500,000	1,250,000
Securities available-for-sale	547,123	882,308
Securities held-to-maturity	3,386,205	3,642,304
Federal Home Loan Bank stock, at cost	225,900	549,600
Loans, net of allowance for loan losses of $2,414,000 and $2,574,000, respectively	164,924,682	157,509,440
Premises and equipment, net	5,548,518	5,463,598
Foreclosed assets, net	350,605	413,200
Accrued interest receivable	1,055,697	983,958
Deferred taxes, net	1,876,664	2,331,287
Other assets	2,075,862	1,070,350

Total assets	$200,726,139	$181,872,350

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$22,467,002	$20,582,628
Interest-bearing deposits	155,247,597	129,180,665
	177,714,599	149,763,293
Federal Home Loan Bank borrowings	-	10,767,815
Advance payments from borrowers for taxes and insurance	462,593	357,091
Accrued interest payable and other liabilities	1,304,241	991,894
Total liabilities	179,481,433	161,880,093

Common stock in ESOP subject to contingent repurchase obligation	444,578	388,585

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.01 par value, 14,000,000 shares authorized; 3,297,509 shares issued	32,975	32,975
Additional paid-in capital	13,099,465	13,236,086
Retained earnings	10,019,893	8,902,839
Unearned ESOP shares	(431,460)	(499,590)
Shares reserved for stock compensation	(496,768)	(698,015)
Treasury stock at cost; 114,505 shares	(978,682)	(978,682)
Accumulated other comprehensive loss, net of tax	(717)	(3,356)
Reclassification of ESOP shares	(444,578)	(388,585)
Total stockholders’ equity	20,800,128	19,603,672

Total liabilities and stockholders’ equity	$200,726,139	$181,872,350

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	(Restated)		(Restated)
	For the three months ended		For the nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Interest income:
Loans	$1,783,244	$1,585,704	$5,375,096	$5,014,429
Securities	44,785	56,609	149,350	120,176
Other	9,013	6,807	14,749	15,352
Total interest income	1,837,042	1,649,120	5,539,195	5,149,957

Interest expense:
Deposits	244,525	193,669	685,483	565,775
Federal Home Loan Bank borrowings	118,557	60,239	240,669	181,101
Other	279	964	279	6,130
Total interest expense	363,361	254,872	926,431	753,006

Net interest income	1,473,681	1,394,248	4,612,764	4,396,951

Provision for loan losses	(857,717)	(49)	(710,837)	(768,986)

Net interest income after provision for loan losses	2,331,398	1,394,297	5,323,601	5,165,937

Noninterest income:
Service charges on deposit accounts	128,908	133,514	427,605	435,072
Brokerage fee income	153,505	136,377	426,337	391,973
Gain on sale of loans	71,276	160,130	487,516	386,786
Other loan fees	59,488	59,439	187,577	125,501
Other income	20,926	13,665	69,722	53,764
Total noninterest income	434,103	503,125	1,598,757	1,393,096

Noninterest expense:
Salaries and employee benefits	1,040,508	963,497	3,201,451	2,909,044
Director and committee fees	33,150	30,800	99,100	94,400
Data processing fees	125,191	123,289	200,988	398,994
Occupancy and equipment	226,665	230,801	678,711	669,423
Regulatory fees and deposit insurance premium	52,279	41,521	143,063	134,267
Advertising and public relations	69,124	72,717	154,829	171,600
Insurance and surety bond premiums	22,521	21,387	68,913	64,480
Professional fees	12,743	21,258	140,666	169,351
Supplies, telephone and postage	55,474	67,087	186,677	201,517
Other expenses	108,724	234,195	390,685	447,691
Total noninterest expense	1,746,379	1,806,552	5,265,083	5,260,767

Income before income taxes	1,019,122	90,870	1,657,275	1,298,266

Income tax expense	(403,995)	(41,084)	(540,221)	(436,198)

Net income	$615,127	$49,786	$1,117,054	$862,068

Basic earnings per share	$0.20	$0.02	$0.36	$0.28
Diluted earnings per share	$0.20	$0.02	$0.36	$0.28

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	(Restated)		(Restated)

	For the three months ended		For the nine months ended

	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net income	$615,127	$49,786	$1,117,054	$862,068

Other comprehensive income:
Unrealized gain on securities available-for-sale, net of tax	1,941	7,071	2,639	8,676

Comprehensive income	$617,068	$56,857	$1,119,693	$870,744

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended March 31, 2015

(Unaudited)

					Shares		Accumulated	Amount

		Additional	(Restated)	Unearned	Reserved for		Other	Reclassified

	Common	Paid-in	Retained	ESOP	Stock	Treasury	Comprehensive	on ESOP	(Restated)
	Stock	Capital	Earnings	Shares	Compensation	Stock	(Loss)	Shares	Total
Balance, June 30, 2014	$32,975	$13,236,086	$8,902,839	$(499,590)	$(698,015)	$(978,682)	$(3,356)	$(388,585)	$19,603,672

Net income	-	-	1,117,054	-	-	-	-	-	1,117,054
Other comprehensive income (loss)	-	-	-	-	-	-	2,639	-	2,639
Release of 6,813 unearned ESOP shares	-	(28,668)	-	68,130	-	-	-	-	39,462
Stock compensation expense	-	(107,953)	-	-	201,247	-	-	-	93,294
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	-	-	-	-	-	-	-	(55,993)	(55,993)

Balance, March 31, 2015	$32,975	$13,099,465	$10,019,893	$(431,460)	$(496,768)	$(978,682)	$(717)	$(444,578)	$20,800,128

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	(Restated)

	For the nine months ended

	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income	$1,117,054	$862,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	235,976	206,015
Federal Home Loan Bank stock dividends	(15,800)	(15,100)
ESOP expense	39,462	28,891
Stock compensation expense	93,294	-
Amortization of deferred loan origination costs, net	350,492	326,728
Amortization of premiums and discounts	12,879	14,829
Amortization of prepayment penalty fee	216,208	153,459
Gain on sale of loans	(487,516)	(386,786)
(Gain) loss on sale of foreclosed assets	2,914	3,007
Provision for loan losses	(710,837)	(768,986)
Provisions for repurchase reserve	17,062	-
Provision for foreclosed assets	-	133,570
Deferred taxes	453,262	380,778
Loans originated for sale	(18,541,664)	(12,824,935)
Proceeds from sale of loans	18,894,713	13,047,236
Loss on investment from low income housing	22,500	13,500
Changes in:
Accrued interest receivable	(71,739)	(172,060)
Other assets	(870,518)	215,267
Accrued interest payable and other liabilities	272,785	5,887
Net cash provided by operating activities	1,030,527	1,223,368

Cash Flows from Investing Activities:
Net change in loans	(7,055,424)	(17,059,409)
Proceeds from sale of foreclosed assets, net	59,681	1,196,873
Proceeds from maturity of time deposits with financial institutions	750,000	2,037,000
Securities available-for-sale:
Proceeds from calls and principal repayments	328,560	381,777
Securities held-to-maturity:
Proceeds from calls and principal repayments	253,845	271,988
Purchases	-	(3,207,404)
Purchases of Federal Home Loan Bank stock	(13,500)	-
Redemption of Federal Home Loan Bank stock	353,000	1,198,100
Purchase of premises and equipment	(320,896)	(72,314)
Net cash used in investing activities	(5,644,734)	(15,253,389)

Cash Flows from Financing Activities:
Net change in deposits	27,951,306	15,915,249
Net change in federal funds purchased and securities sold under agreements to repurchase	-	(1,015,192)
Proceeds from Federal Home Loan Bank borrowings	1,410,000	-
Repayments of Federal Home Loan Bank borrowings	(12,394,023)	-
Net change in advance payments from borrowers for taxes and insurance	105,502	90,911
Net cash provided by financing activities	17,072,785	14,990,968

Increase (decrease) in cash and cash equivalents	12,458,578	960,947

Cash and Cash Equivalents:
Beginning	7,776,305	19,556,397

Ending	$20,234,883	$20,517,344

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$922,960	$755,938
Income taxes paid	$112,222	$45,874

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1.           Basis of Presentation

The accompanying consolidated financial statements of Equitable Financial Corp. (the “Company”) and its wholly owned subsidiary Equitable Bank (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended June 30, 2014 and the Company’s prospectus dated May 14, 2015.  All significant intercompany transactions are eliminated in consolidation.  In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ from those estimates.  For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s annual report for the year ended June 30, 2014 and the Company’s prospectus dated May 14, 2015.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposit accounts with the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).  Equitable Financial MHC (the “MHC”), a federally chartered mutual holding company, owns 1,813,630 shares of the Company’s common stock and will continue to own at least a majority of the Company’s common stock as long as the MHC exists.

Note 2.                                 Stock Conversion

On March 2, 2015, the Boards of Directors of the MHC, the Company and the Bank adopted a Plan of Conversion.  Pursuant to the Plan of Conversion, the MHC will convert from the mutual holding company form of organization to the fully public form.  The MHC will be merged into the Company, and the MHC will no longer exist.  The Company will then merge into a new Maryland corporation named Equitable Financial Corp.  As part of the conversion, the MHC’s ownership interest in the Company will be offered for sale in a public offering.  The existing publicly held shares of the Company, which represent the remaining ownership interest in the Company, will be exchanged for new shares of common stock of Equitable Financial Corp., the new Maryland corporation.  The exchange ratio will ensure that immediately after the conversion and public offering, the public shareholders of the Company will own the same aggregate percentage of common stock of the new Maryland corporation that they owned immediately prior to the completion of the conversion and public offering (excluding shares purchased in the stock offering, cash received in lieu of fractional shares and as adjusted to reflect assets held by the MHC).  When the conversion and public offering are completed, all of the capital stock of the Bank will be owned by the new Maryland corporation.  The Plan of Conversion provides for the establishment, upon the completion of the conversion, of special “liquidation accounts” for the benefit of certain depositors of the Bank in an amount equal to the MHC’s ownership interest in the equity of the Company as of the date of the latest balance sheet contained in the prospectus plus the value of the net assets of the MHC as of the date of the latest statement of financial condition of the MHC prior to the consummation of the conversion (excluding its ownership of the Company).  Following the completion of the conversion, Equitable Financial Corp. and the Bank will not be permitted to pay dividends on their capital stock if Equitable Financial Corp.’s shareholders’ equity or the Bank’s shareholder’s equity would be reduced below the amount of Equitable Financial Corp.’s or the Bank’s liquidation account, as applicable.  The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits.  Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts.  Direct costs of the conversion and public offering will be deferred and reduce the proceeds from the shares sold in the public offering.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3.           New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.  ASU 2014-04 is intended to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.  ASU 2014-04 is effective for annual periods beginning after December 15, 2014 and is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4.           Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$548,209	$163	$(1,249)	$547,123

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2014	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$887,394	$-	$(5,086)	$882,308

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$327,284	$19,796	$-	$347,080
Municipal securities	3,058,921	4,949	-	3,063,870
	$3,386,205	$24,745	$-	$3,410,950

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2014	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$500,811	$25,265	$-	$526,076
Municipal securities	3,141,493	1,007	(797)	3,141,703
	$3,642,304	$26,272	$(797)	$3,667,779

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by the Government National Mortgage Association and local municipal securities.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4.           Securities (Continued)

The contractual maturities of the residential mortgage-backed securities at March 31, 2015 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $2.9 million in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.

There were no sales of securities for the nine months ended March 31, 2015 and 2014 and the year ended June 30, 2014.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements.  The Company has not recognized other-than-temporary impairment on any securities for the nine months ended March 31, 2015 and 2014.

Note 5.                                 Loans

Loans are as follows:

	March 31, 2015	June 30, 2014
Commercial:
Operating	$14,302,362	$18,138,426
Real estate	54,255,897	45,289,372
Agricultural:
Operating	23,387,279	24,883,737
Real estate	17,959,974	19,677,197
Residential real estate:
1-4 family	38,495,495	34,020,587
Home equity	10,011,986	9,669,142
Other:
Construction and land	5,423,011	5,043,990
Consumer	2,955,364	2,795,609
Total loans	166,791,368	159,518,060

Deferred loan origination costs, net	547,314	565,380
Allowance for loan losses	(2,414,000)	(2,574,000)
	(1,866,686)	(2,008,620)

Loans, net	$164,924,682	$157,509,440

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.           Loans (Continued)

Changes in the allowance for loan losses, by portfolio segment are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the nine months ended March 31, 2015
Balance, beginning	$1,237,000	$646,000	$586,000	$105,000	$2,574,000
Provision charged to expense	224,463	(57,000)	42,767	(921,067)	(710,837)
Recoveries	20,118	-	13,233	931,930	965,281
	1,481,581	589,000	642,000	115,863	2,828,444
Loans charged off	(405,581)	-	-	(8,863)	(414,444)
Balance, ending	$1,076,000	$589,000	$642,000	$107,000	$2,414,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the year ended June 30, 2014
Balance, beginning	$1,010,000	$451,000	$718,000	$114,000	$2,293,000
Provision charged to expense	(541,858)	195,000	(122,746)	(211,565)	(681,169)
Recoveries	834,235	-	1,600	216,555	1,052,390
	1,302,377	646,000	596,854	118,990	2,664,221
Loans charged off	(65,377)	-	(10,854)	(13,990)	(90,221)
Balance, ending	$1,237,000	$646,000	$586,000	$105,000	$2,574,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.           Loans (Continued)

The allowance for loan losses, by impairment evaluation and portfolio segment is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	March 31, 2015
Allowance for loans individually evaluated for impairment	$5,810	$-	$53,777	$-	$59,587
Allowance for loans collectively evaluated for impairment	1,070,190	589,000	588,223	107,000	2,354,413
	$1,076,000	$589,000	$642,000	$107,000	$2,414,000

Loans individually evaluated for impairment	$569,541	$441,125	$3,900,765	$8,656	$4,920,087
Loans collectively evaluated for impairment	67,988,718	40,906,128	44,606,716	8,369,719	161,871,281
	$68,558,259	$41,347,253	$48,507,481	$8,378,375	$166,791,368

Allowance as a percentage of loans individually evaluated for impairment	1.02%	0.00%	1.38%	0.00%	1.21%
Allowance as a percentage of loans collectively evaluated for impairment	1.57%	1.44%	1.32%	1.28%	1.45%
Allowance as a percentage of total loans evaluated for impairment	1.57%	1.42%	1.32%	1.28%	1.45%

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	June 30, 2014
Allowance for loans individually evaluated for impairment	$270,272	$-	$52,197	$-	$322,469
Allowance for loans collectively evaluated for impairment	966,728	646,000	533,803	105,000	2,251,531
	$1,237,000	$646,000	$586,000	$105,000	$2,574,000

Loans individually evaluated for impairment	$792,682	$-	$4,286,736	$12,500	$5,091,918
Loans collectively evaluated for impairment	62,635,116	44,560,934	39,402,993	7,827,099	154,426,142
	$63,427,798	$44,560,934	$43,689,729	$7,839,599	$159,518,060

Allowance as a percentage of loans individually evaluated for impairment	34.10%	0.00%	1.22%	0.00%	6.33%
Allowance as a percentage of loans collectively evaluated for impairment	1.54%	1.45%	1.35%	1.34%	1.46%
Allowance as a percentage of total loans evaluated for impairment	1.95%	1.45%	1.34%	1.34%	1.61%

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.           Loans (Continued)

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due
	Current	Past Due	Past Due	(Nonaccrual)	Total
	March 31, 2015
Classes of loans:
Commercial:
Operating	$14,302,362	$-	$-	$-	$14,302,362
Real estate	54,217,673	-	-	38,224	54,255,897
Agricultural:
Operating	23,387,279	-	-	-	23,387,279
Real estate	17,959,974	-	-	-	17,959,974
Residential real estate:
1-4 family	38,428,836	-	-	66,659	38,495,495
Home equity	9,996,757	15,229	-	-	10,011,986
Other:
Construction and land	5,423,011	-	-	-	5,423,011
Consumer	2,902,522	52,842	-	-	2,955,364
	$166,618,414	$68,071	$-	$104,883	$166,791,368

As a percentage of total loan portfolio	99.90%	0.04%	0.00%	0.06%	100.00%

				> 90 days
		31-60 days	61-90 days	Past Due
	Current	Past Due	Past Due	(Nonaccrual)	Total
	June 30, 2014
Classes of loans:
Commercial:
Operating	$18,027,590	$4,298	$-	$106,538	$18,138,426
Real estate	45,051,510	-	199,638	38,224	45,289,372
Agricultural:
Operating	24,883,737	-	-	-	24,883,737
Real estate	19,677,197	-	-	-	19,677,197
Residential real estate:
1-4 family	33,537,729	64,279	348,817	69,762	34,020,587
Home equity	9,652,522	16,620	-	-	9,669,142
Other:
Construction and land	5,043,990	-	-	-	5,043,990
Consumer	2,795,309	300	-	-	2,795,609
	$158,669,584	$85,497	$548,455	$214,524	$159,518,060

As a percentage of total loan portfolio	99.48%	0.05%	0.34%	0.13%	100.00%

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of:

	Commercial	Commercial	Agricultural	Agricultural
	– Operating	– Real Estate	– Operating	– Real Estate	Total
	March 31, 2015
Internally assigned risk rating:
Highest Quality (rating 1)	$19,600	$-	$340,015	$-	$359,615
Good Quality (rating 2)	372,992	5,830,735	8,921,625	5,342,168	20,467,520
Acceptable Quality (rating 3)	7,703,807	33,577,523	7,275,067	7,799,552	56,355,949
Fair Quality (rating 4)	5,846,014	13,023,996	6,838,973	4,388,728	30,097,711
Special Mention (rating 5)	-	-	-	-	-
Substandard (rating 6)	359,949	1,823,643	11,599	429,526	2,624,717
Doubtful (rating 7)	-	-	-	-	-
Loss (rating 8)	-	-	-	-	-
	$14,302,362	$54,255,897	$23,387,279	$17,959,974	$109,905,512

	Commercial	Commercial	Agricultural	Agricultural
	– Operating	– Real Estate	– Operating	– Real Estate	Total
	June 30, 2014
Internally assigned risk rating:
Highest Quality (rating 1)	$27,495	$-	$648,226	$199,200	$874,921
Good Quality (rating 2)	237,591	6,635,611	3,246,964	5,254,390	15,374,556
Acceptable Quality (rating 3)	9,012,508	22,943,545	6,998,671	8,915,336	47,870,060
Fair Quality (rating 4)	7,384,634	14,477,642	13,989,876	5,308,271	41,160,423
Special Mention (rating 5)	-	51,909	-	-	51,909
Substandard (rating 6)	1,476,198	1,180,665	-	-	2,656,863
Doubtful (rating 7)	-	-	-	-	-
Loss (rating 8)	-	-	-	-	-
	$18,138,426	$45,289,372	$24,883,737	$19,677,197	$107,988,732

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

	Residential RE	Residential RE	Other – Construction	Other –
	– 1-4 Family	– Home Equity	and Land	Consumer	Total
	March 31, 2015
Delinquency status*:
Performing	$37,983,825	$9,976,639	$5,423,011	$2,895,813	$56,279,288
Nonperforming	511,670	35,347	-	59,551	606,568
	$38,495,495	$10,011,986	$5,423,011	$2,955,364	$56,885,856

	Residential RE	Residential RE	Other – Construction	Other –
	– 1-4 Family	– Home Equity	and Land	Consumer	Total
	June 30, 2014
Delinquency status*:
Performing	$33,537,729	$9,652,522	$5,043,990	$2,795,309	$51,029,550
Nonperforming	482,858	16,620	-	300	499,778
	$34,020,587	$9,669,142	$5,043,990	$2,795,609	$51,529,328

*         Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

For commercial loans and agricultural loans, the Company’s credit quality indicator is internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed every 12 months, at a minimum, and on as needed basis depending on the specific circumstances of the loan.

For residential real estate and other loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated daily by the Company’s loan system.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

Loans, by classes of loans, considered to be impaired are summarized as follows:

		Unpaid		Average
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	March 31, 2015
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$290,647	$288,577	$-	$313,206	$13,121
Real estate	229,586	222,863	-	236,802	11,005
Agricultural:
Operating	11,621	11,599	-	13,490	515
Real estate	432,837	429,526	-	388,916	15,700
Residential real estate:
1-4 family	3,756,194	3,749,543	-	3,843,756	156,154
Home equity	64,576	64,445	-	66,004	3,150
Other:
Consumer	9,082	8,656	-	10,489	455
	4,794,543	4,775,209	-	4,872,663	200,100

Impaired loans with specific
allowance recorded:
Commercial:
Operating	58,182	58,101	5,810	60,738	2,287
Residential real estate:
1-4 family	71,389	66,659	33,659	69,958	349
Home equity	20,253	20,118	20,118	20,925	979
	149,824	144,878	59,587	151,621	3,615

Total impaired loans:
Commercial:
Operating	348,829	346,678	5,810	373,944	15,408
Real estate	229,586	222,863	-	236,802	11,005
Agricultural:
Operating	11,621	11,599	-	13,490	515
Real estate	432,837	429,526	-	388,916	15,700
Residential real estate:
1-4 family	3,827,583	3,816,202	33,659	3,913,714	156,503
Home equity	84,829	84,563	20,118	86,929	4,129
Other:
Consumer	9,082	8,656	-	10,489	455
	$4,944,367	$4,920,087	$59,587	$5,024,284	$203,715

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	June 30, 2014
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$55,800	$54,649	$-	$224,952	$5,062
Real estate	199,149	199,638	-	99,575	13,025
Residential real estate:
1-4 family	3,196,754	3,189,520	-	3,676,200	164,138
Home equity	67,339	67,308	-	69,425	4,586
Other:
Consumer	12,484	12,500	-	12,623	1,029
	3,531,526	3,523,615	-	4,082,775	187,840

Impaired loans with specific
allowance recorded:
Commercial:
Operating	541,203	538,395	270,272	431,108	23,252
Residential real estate:
1-4 family	1,011,629	1,008,328	30,617	1,062,152	59,431
Home equity	21,644	21,580	21,580	22,523	1,769
	1,574,476	1,568,303	322,469	1,515,783	84,452

Total impaired loans:
Commercial:
Operating	597,003	593,044	270,272	656,060	28,314
Real estate	199,149	199,638	-	99,575	13,025
Residential real estate:
1-4 family	4,208,383	4,197,848	30,617	4,738,352	223,569
Home equity	88,983	88,888	21,580	91,948	6,355
Other:
Consumer	12,484	12,500	-	12,623	1,029
	$5,106,002	$5,091,918	$322,469	$5,598,558	$272,292

Impaired loans, for which no allowance has been provided as of March 31, 2015 and June 30, 2014, have adequate collateral, based on management’s current estimates.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

The following summarizes the number and recorded investment of troubled debt restructurings (“TDRs”) as of:

		March 31, 2015
	Number	Recorded
	of TDRs	Investment
Concession – Extension of maturity:
Commercial:
Operating	6	$328,741
Real estate	1	185,322
Agricultural:
Real estate	1	230,997
Residential real estate:
1-4 family	36	1,552,177
Home equity	4	64,576
Other:
Consumer	2	9,082
	50	$2,370,895

Concession – Reduction of interest rate below market:
Residential real estate:
1-4 family	49	$2,181,078
Home equity	1	20,253
	50	$2,201,331

Total:
Commercial:
Operating	6	$328,741
Real estate	1	185,322
Agricultural:
Real estate	1	230,997
Residential real estate:
1-4 family	85	3,733,255
Home equity	5	84,829
Other:
Consumer	2	9,082
	100	$4,572,226

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

		June 30, 2014
	Number	Recorded
	of TDRs	Investment
Concession – Extension of maturity:
Commercial:
Operating	6	$163,537
Real estate	1	199,149
Residential real estate:
1-4 family	35	1,811,371
Home equity	4	67,339
Other:
Consumer	3	12,484
	49	$2,253,880

Concession – Reduction of interest rate below market:
Commercial:
Operating	1	$356,142
Residential real estate:
1-4 family	52	2,365,351
Home equity	1	21,644
	54	$2,743,137

Total:
Commercial:
Operating	7	$519,679
Real estate	1	199,149
Residential real estate:
1-4 family	87	4,176,722
Home equity	5	88,983
Other:
Consumer	3	12,484
	103	$4,997,017

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

The following summarizes the number and investment in TDRs, by type of concession, that were restructured:

	Number	Recorded
For the nine months ended March 31, 2015	of TDRs	Investment
Concession – Extension of maturity:
Commercial:
Operating	3	$287,161
Agricultural:
Real Estate	1	230,997
Residential real estate:
1-4 family	1	58,701
	5	$576,859

Total:
Commercial:
Operating	3	$287,161
Agricultural:
Real Estate	1	230,997
Residential real estate:
1-4 family	1	58,701
	5	$576,859

	Number	Recorded
For the nine months ended March 31, 2014	of TDRs	Investment
Concession – Extension of maturity:
Commercial:
Real Estate	1	$200,192
Other:
Consumer	1	30,000
	2	$230,192

Total:
Commercial:
Real Estate	1	$200,192
Other:
Consumer	1	30,000
	2	$230,192

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

	Number	Recorded
For the year ended June 30, 2014	of TDRs	Investment
Concession – Extension of maturity:
Commercial:
Real estate	1	$199,149
	1	$199,149

Total:
Commercial:
Real estate	1	$199,149
	1	$199,149

Note 6.                                 Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of these loans were approximately $87,003,000 and $83,808,000 at March 31, 2015 and June 30, 2014, respectively.

During the three months ended March 31, 2015 and 2014, the Company sold approximately $3,205,000 and $2,897,000, respectively, of fixed-rate loans secured by one-to-four family residential real estate, which resulted in a pre-tax gain on the sale of approximately $71,000 and $160,000 for the three months ended March 31, 2015 and 2014, respectively.  During the nine months ended March 31, 2015 and 2014, the Company sold approximately $18,912,000 and $13,047,000, respectively, of fixed-rate loans secured by one-to-four family residential real estate, which resulted in a pre-tax gain on the sale of approximately $488,000 and $387,000 for the nine months ended March 31, 2015 and 2014, respectively.

The Company entered into an agreement with the FHLB to originate mortgage loans on behalf of the FHLB and to sell closed loans to the FHLB under the FHLB Mortgage Partnership Finance (“MPF”) program.  Under the terms of the agreement, the Company retains a portion of the credit risk associated with each conventional loan pool under a risk-sharing agreement.  The Company’s credit losses are capped by the credit enhancement amount established for each pool of loans.  Losses beyond that cap are absorbed by the FHLB.   At March 31, 2015 and June 30, 2014, the amount of conventional loans outstanding that were originated and sold to the FHLB in the MPF was $19,237,457 and $19,652,262, respectively, with possible credit enhancement losses capped at $1,135,566 and $1,109,788 at March 31, 2015 and June 30, 2014, respectively.  The Company has no history of losses, however as of March 31, 2015 accrued losses were $17,062.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 7.                                 Accrued Interest Receivable

Accrued interest receivable is summarized as follows:

	March 31, 2015	June 30, 2014
Time deposits with other financial institutions	$348	$950
Securities	69,769	15,846
Loans	985,580	967,162

	$1,055,697	$983,958

Note 8.                                 Premises and Equipment, Net

Premises and equipment, net are as follows:

	March 31, 2015	June 30, 2014
Land and land improvements	$1,345,583	$1,345,583
Buildings and improvements	6,941,338	6,849,050
Furniture and equipment	1,353,822	1,231,338
Computer equipment	502,791	453,683
Vehicles	57,016	-
	10,200,550	9,879,654
Less accumulated depreciation	(4,652,032)	(4,416,056)

	$5,548,518	$5,463,598

Depreciation expense was $83,150 and $65,969 for the three months ended March 31, 2015 and 2014, respectively, and $235,976 and $206,015 for the nine months ended March 31, 2015 and 2014, respectively.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 9.                                 Deposits

Deposits are as follows:

	March 31, 2015	June 30, 2014
Noninterest-bearing demand	$22,467,002	$20,582,628
Interest-bearing NOW	38,838,499	34,500,090
Money market	47,611,286	39,970,420
Savings	19,908,242	11,558,964
Certificates of deposit	48,889,570	43,151,191

	$177,714,599	$149,763,293

Certificates of deposit of $250,000 or more were approximately $3,332,000 and $1,444,000 at March 31, 2015 and June 30, 2014, respectively.

At March 31, 2015, the scheduled maturities of certificates of deposit are as follows:

March 31,
2016	$29,437,665
2017	11,879,295
2018	2,400,957
2019	1,662,543
2020 and beyond	3,509,110

$48,889,570

Interest expense on deposit accounts is summarized as follows:

	Three months ended		Nine months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Interest-bearing NOW	$51,433	$31,174	$110,106	$80,272
Money market	68,596	48,104	186,175	140,129
Savings	9,875	7,456	24,092	19,230
Certificates of deposit	114,621	106,935	365,110	326,144

	$244,525	$193,669	$685,483	$565,775

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 10.                          Federal Home Loan Bank Borrowings

FHLB borrowings are summarized as follows:

	Contractual Interest			Weighted Ave.
At June 30, 2014	Rate Range			Contractual Rate	Amount
Variable-rate FHLB advances due:
Within 1 year	0.300	-	0.300	0.300	$7,942,372
1 to 2 years	0.320	-	0.320	0.320	3,041,651

Total variable-rate FHLB advances	0.300	-	0.320	0.306	10,984,023

Open line advances up to $10 million, due on demand	0.240	-	0.240	0.240	-

Less prepayment penalty fee					(216,208)

Total FHLB borrowings	0.240%	-	0.320%	0.306%	$10,767,815

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to pledge certain real estate loans to secure advances from the FHLB of Topeka.  All stock in the FHLB of Topeka is pledged as additional collateral for these advances.  At March 31, 2015 and June 30, 2014, approximately $45.6 million and $31.7 million, respectively, of real estate loans collateralized the advances.  At March 31, 2015, the Company had the ability to borrow an additional $44.2 million in FHLB advances.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 11.                          Regulatory Matters

The Bank is subject to regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of March 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2015
Total capital (to risk-weighted assets)	$20,847	13.3%	$12,560	8.0%	$15,700	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	18,879	12.0%	7,065	4.5%	10,205	6.5%
Tier 1 (core) capital (to risk-weighted assets)	18,879	12.0%	9,420	6.0%	12,560	8.0%
Tier 1 (core) capital (to adjusted total assets)	18,879	9.4%	8,016	4.0%	10,020	5.0%

June 30, 2014
Total capital (to risk-weighted assets)	$18,729	11.7%	$12,852	8.0%	$16,065	10.0%
Tier 1 (core) capital (to risk-weighted assets)	16,736	10.4%	6,426	4.0%	9,639	6.0%
Tier 1 (core) capital (to adjusted total assets)	16,736	9.3%	7,196	4.0%	8,994	5.0%

Federal regulations require the Bank to comply with a Qualified Thrift Lender (“QTL”) test, which requires that 65% of assets be maintained in housing-related finance and other specified assets.  If the QTL test is not met, limits are placed on growth, branching, new investment, FHLB advances, and dividends or the institution must convert to a commercial bank charter.  Management believes the QTL test has been met.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 11.         Regulatory Matters (Continued)

In July 2013, the Federal Reserve Board and the Federal Deposit Insurance Corporation issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 capital ratio, increased the minimum Tier 1 capital ratio requirement, and implemented a new capital conservation buffer.  The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 12.                          Employee Benefit Plans

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  Contributions were made of $21,000 and $20,000 for the three months ended March 31, 2015 and 2014, respectively, and $63,000 and $57,000 for the nine months ended March 31, 2015 and 2014, respectively.

On November 8, 2005, the Company adopted an employee stock ownership plan (the “ESOP”) for the benefit of substantially all employees.  The ESOP borrowed $1,292,620 from the Company and used those funds to acquire 129,262 shares of the Company’s stock in connection with the reorganization at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets.  Annual principal and interest payments of approximately $145,000 are to be made by the ESOP.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.  Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP shares may become a liability.

The ESOP has a plan year-end of December 31.  On December 31, 2014, 9,084 and 9,083 shares, respectively, were allocated to the ESOP.  The fair value of the shares allocated approximated $5.62 per share at December 31, 2014.  The Company has recorded compensation expense of $39,761 for shares that were released and committed to be released for the year ended June 30, 2014.  For presentation purposes, 74,761 released shares and 4,542 shares that have been committed to be released are disclosed as allocated shares as of June 30, 2014.

Shares held by the ESOP were as follows:

	March 31, 2015	June 30, 2014
Allocated shares	86,116	79,303
Unearned ESOP shares	43,146	49,959

Total ESOP shares	129,262	129,262

Fair value of unearned ESOP shares	$323,595	$244,799

Fair value of allocated shares subject to repurchase obligation	$444,578	$388,585

The Company approved the Equitable Financial Corp. 2006 Equity Incentive Plan in November 2006.  Under this plan, the Company may award up to 161,577 stock options and 64,631 shares of restricted stock to employees and directors.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 13.                          Earnings per Share

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share is calculated by dividing earnings available to common stockholders for the period by the sum of the weighted average common shares outstanding and the weighted average dilutive shares.

The following table presents a reconciliation of the components used to compute basic earnings per share for the three months and nine months ended March 31, 2015 and 2014:

	(Restated)		(Restated)
	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Weighted average common shares outstanding	3,087,784	3,069,672	3,080,962	3,063,490
Net income available to common stockholders	$615,127	$49,786	$1,117,054	$862,068
Basic earnings per share	$0.20	$0.02	$0.36	$0.28

The following table presents a reconciliation of the components used to compute diluted earnings per share for the three months and nine months ended March 31, 2015 and 2014:

	(Restated)		(Restated)
	For the three months ended		For the nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Weighted average common shares outstanding	3,087,784	3,069,672	3,080,962	3,063,490
Weighted average of net additional shares from restricted stock awards	41,094	37,344	39,971	39,381
Weighted average number of shares outstanding	3,128,878	3,107,016	3,120,933	3,102,871

Net income available to common stockholders	$615,127	$49,786	$1,117,054	$862,068
Diluted earnings per share	$0.20	$0.02	$0.36	$0.28

Note 14.                          Loan Commitments and Other Related Activities

The Company is party to various financial instruments with off-balance-sheet risk.  The Company uses these financial instruments in the normal course of business to meet the financing needs of customers and to effectively manage exposure to interest rate risk.  These financial instruments include commitments to extend credit, standby letters of credit, and unused lines of credit.  When viewed in terms of the maximum exposure, these instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Credit risk is the possibility that a counterparty to a financial instrument will be unable to perform its contractual obligations.  Interest rate risk is the possibility that, due to changes in economic conditions, the Company’s net interest income will be adversely affected.

The following is a summary of the contractual or notional amount of each significant class of off-balance-sheet financial instruments outstanding.  The Company’s exposure to credit loss in the event of nonperformance by the counterparty for commitments to extend credit, standby letters of credit, and unused lines of credit is represented by the contractual or notional amount of these instruments.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 14.                          Loan Commitments and Other Related Activities (Continued)

The contractual or notional amounts are as follows:

	March 31, 2015	June 30, 2014
Financial instruments wherein contractual amounts represent credit risk:
Commitments to extend credit	$11,709,000	$11,022,000
Standby letters of credit	310,000	310,000
Unused lines of credit	23,775,000	19,131,000

At March 31, 2015, fixed-rate commitments were approximately $13,860,000.

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if it is deemed necessary, by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.  The collateral held varies but primarily consists of single-family residential real estate.

In April 2006, the Company entered into an operating lease for a branch facility, with expiration in June 2012.  The lease had a renewal option to extend the lease for five years (through June 2017) which was exercised during the prior period by the Company.  Future commitments under the operating lease approximate the following:

Year Ending June 30,
2015	$105,000
2016	105,000
2017	105,000

Rental expense, included in occupancy and equipment expense in the consolidated statements of income, totaled approximately $16,000 and $31,000 for the three months ended March 31, 2015 and 2014, respectively, and approximately $79,000 and $94,000 for the nine months ended March 31, 2015 and 2014, respectively.

Note 15.                          Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification defines fair value, establishes a framework for measuring fair value and requires disclosure of fair value measurements.  The fair value hierarchy set forth in the Topic is as follows:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:

Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 15.                          Fair Value Measurements (Continued)

There were no transfers between levels during the nine months ended March 31, 2015 and the year ended June 30, 2014, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at March 31, 2015 and June 30, 2014.

Assets and liabilities recorded at fair value on a recurring basis:  A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below:

Securities Available-for-Sale – Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow.  Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and June 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$547,000	$-	$547,000	$-
Total assets	$547,000	$-	$547,000	$-

	Fair Value Measurement at June 30, 2014 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$882,000	$-	$882,000	$-
Total assets	$882,000	$-	$882,000	$-

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 15.                          Fair Value Measurements (Continued)

Assets and liabilities recorded at fair value on a nonrecurring basis:  A description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Impaired Loans – From time to time, a loan is considered impaired and an allowance for credit losses is established.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of collateral was determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

Foreclosed Assets – Foreclosed assets are carried at estimated fair value of the property, less disposal costs.  The fair value of the property is determined based upon appraisals.  As with impaired loans, if significant adjustments are made to the appraised value, based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

The following tables summarize assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015 and June 30, 2014, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Fair Value Measurement at March 31, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Impaired loans	$95,000	$-	$-	$95,000
Foreclosed assets	390,000	-	-	390,000
Total assets	$485,000	$-	$-	$485,000

	Fair Value Measurement at June 30, 2014 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Impaired loans	$1,384,000	$-	$-	$1,384,000
Foreclosed assets	373,000	-	-	373,000
Total assets	$1,757,000	$-	$-	$1,757,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 15.                          Fair Value Measurements (Continued)

The Financial Instruments Topic of the FASB Accounting Standards Codification requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.  Fair value is determined under the framework discussed above.  The Topic excludes all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.  The following methods and assumptions used in estimating fair value disclosure for financial instruments are described below:

Cash and due from financial institutions – For cash and due from financial institutions, the current carrying amount is a reasonable estimate of fair value.

Time deposits with financial institutions – The fair value of fixed rate time deposits is estimated by discounting the future cash flows using the current rates for the same remaining maturities.  The fair value of variable rate time deposits approximates carrying value.

Securities – The fair value of securities is determined using quoted prices, when available in an active market.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or a discounted cash flows model.

Federal Home Loan Bank stock – For restricted equity securities, the carrying value approximates fair value.

Loans, net – The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The fair value of variable rate loans approximates carrying value.

Deposits – The carrying value of noninterest-bearing deposits approximates fair value.  The fair value of fixed rate deposits is estimated by discounting the future cash flows using the current rates for the same remaining maturities.

Federal funds purchased and securities sold under agreements to repurchase – For federal funds purchased and securities sold under agreements to repurchase, the carrying value approximates fair value.

Federal Home Loan Bank borrowings – The estimated fair value of fixed rate advances from the FHLB is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics.  Adjustable rate advances’ carrying value approximates fair value.

Accrued interest – The carrying amounts of accrued interest approximate fair value.

Off-balance sheet items – The fair value of off-balance-sheet items is based on current fees or cost that would be charged to enter into or terminate such arrangements.  There were not considered material and are not presented in the below tables.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 15.                          Fair Value Measurements (Continued)

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
March 31, 2015	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$20,234,883	$20,235,000
Time deposits with financial institutions	Level 2	500,000	500,000
Securities available-for-sale	See previous table	547,123	547,000
Securities held-to-maturity	Level 2	3,386,205	3,411,000
Federal Home Loan Bank stock	Level 1	225,900	226,000
Loans, net	Level 2	164,924,682	162,817,000
Accrued interest receivable	Level 1	1,055,697	1,056,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	(22,467,002)	(22,467,000)
Interest-bearing deposits	Level 2	(155,247,597)	(154,383,000)
Accrued interest payable and other liabilities	Level 1	(1,304,241)	(1,304,000)

	Fair Value	Carrying	Estimated
June 30, 2014	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$7,776,305	$7,776,000
Time deposits with financial institutions	Level 2	1,250,000	1,250,000
Securities available-for-sale	See previous table	882,308	882,000
Securities held-to-maturity	Level 2	3,642,304	3,668,000
Federal Home Loan Bank stock	Level 1	549,600	550,000
Loans, net	Level 2	157,509,440	155,197,000
Accrued interest receivable	Level 1	983,958	984,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	(20,582,628)	(20,583,000)
Interest-bearing deposits	Level 2	(129,180,665)	(127,003,000)
Federal Home Loan Bank borrowings	Level 2	(10,767,815)	(10,745,000)
Accrued interest payable and other liabilities	Level 1	(991,894)	(992,000)

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 16.                          Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) components were as follows:

	March 31, 2015	June 30, 2014
Unrealized holding gains (losses) on securities available-for-sale	$(1,086)	$(5,086)
Tax benefit	369	1,730

	$(717)	$(3,356)

Note 17.                          Transactions with Related Parties

In the ordinary course of business, the Company granted loans to principal officers, directors, and their affiliates.  Annual activity consisted of the following:

	Nine Months Ended	Year ended
	March 31, 2015	June 30, 2014
Beginning balance	$1,603,501	$838,516
New loans or transfers in	4,234,366	5,250,146
Repayments or transfers out	(4,559,090)	(4,485,161)

Ending balance	$1,278,777	$1,603,501

Deposits from principal officers, directors, and their affiliates at March 31, 2015 and June 30, 2014 approximated $342,000 and $314,000, respectively.

Note 18.         Restatements to Previously-Issued Consolidated Financial Statements

The Company’s consolidated financial statements and related notes herein, which have been previously-issued, have been restated to correctly reflect the deferred tax liability that arises from amounts in excess of the base-year loan reserves on a tax-basis pursuant to FASB Accounting Standards Codification 942-740-25-2.  As a result of the restatements, the Company’s previously-reported net deferred tax assets and retained earnings at March 31, 2015 and June 30, 2014 were reduced by $330,000 and $362,000, respectively.  The Company’s previously-reported deferred income tax expense for the nine months ended March 31, 2015 was decreased by $32,000.  The Company’s previously-reported deferred income tax expense for the year ended June 30, 2014 was increased by $327,000.  The Company’s cash flows were not impacted by the previously described restatements.

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at March 31, 2015 and for the three and nine months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.  All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	Statements of our goals, intentions and expectations;

•	Statements regarding our business plans, prospects, growth and operating strategies;

•	Statements regarding the quality of our loan and investment portfolios; and

•	Estimates of our risks and future costs and benefits.

These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	General economic conditions, either nationally or in our market areas, that are worse than expected;

•	Competition among depository and other financial institutions;

•	Inflation and changes in the interest rate environment that reduce our margins and yields or reduce the fair value of financial instruments;

•	Our success in continuing to emphasize agricultural and commercial loans;

•	Changes in consumer spending, borrowing and savings habits;

•	Our ability to enter new markets successfully and capitalize on growth opportunities;

•	Our ability to successfully integrate acquired branches or entities;

•	Adverse changes in the securities markets;

•	Changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•

Changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	Changes in our organization, compensation and benefit plans;

•	Our ability to retain key employees;

•	Changes in the level of government support for housing finance;

•	Significant increases in our loan losses; and

•	Changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Overview

We are a Nebraska-based community bank headquartered in Grand Island, Nebraska, with full-service branch offices in Grand Island, Omaha and North Platte, Nebraska.  For most of our history as a community bank, which dates back to 1882, we have operated as a traditional thrift institution, focusing on the origination of one- to four-family residential real estate loans.  In the past 10 years, however, we have expanded our lending focus and now offer a wide range of loans to commercial businesses, agricultural borrowers and consumers – in addition to our traditional residential loan products.  We also invest in securities, primarily U.S. government agency securities, municipal bonds and mortgage-backed securities.  In addition, we offer insurance and investment products and services from locations in Grand Island, Omaha and North Platte.

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities.  Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense.  Non-interest income currently consists primarily of service fees, rental income, gain on sales of loans and other income.  Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy, data processing, advertising and promotion, professional and regulatory, federal deposit insurance premiums, net loss on other real estate owned, write-downs, sales and other operating expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations.  Actual results could differ from those estimates.

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law.  The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.  As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies.  We intend to take advantage of the benefits of this extended transition period.  Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

Discussed below are selected critical accounting policies that are of particular significance to us:

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  An allowance for loan losses is maintained at a level considered necessary to provide for loan losses based upon an evaluation of known and inherent losses in the loan portfolio.  In determining the allowance for loan losses, we consider the losses inherent in the loan portfolio and changes in the nature and volume of the loan activities, along with the local economic and real estate market conditions.  We utilize a two-tier approach: (1) establishment of specific reserves for impaired loans, and (2) establishment of a general valuation allowance for the remainder of the loan portfolio.  We maintain a loan review system which allows for a periodic review of the loan portfolio and the early identification of impaired loans.  One- to four-family residential real estate loans and consumer installment loans are considered to be homogeneous and, therefore, are not separately evaluated for impairment unless they are considered troubled debt restructurings.  A loan is considered to be a troubled debt restructuring when, to maximize the recovery of the loan we modify the borrower’s existing loan terms and conditions in response to financial difficulties experienced by the borrower.

In establishing specific reserves for impaired loans, we take into consideration, among other things, payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.   Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed.  A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts when due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated individually.  We do not aggregate such loans for evaluation purposes.  Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Payments received on impaired loans are generally applied first to principal and then to interest.

The general valuation allowance is based upon a combination of factors including, but not limited to, actual loan loss rates, composition of the loan portfolio, current economic conditions and management’s judgment.  Regardless of the extent of the analysis of customer performance, portfolio evaluations, trends or risk management processes established, certain inherent, but undetected losses are probable within the loan portfolio.  This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their financial condition, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends, and the sensitivity of assumptions utilized to establish allocated allowances for homogeneous groups of loans among other factors.  These other risk factors are continually reviewed and revised by management using relevant information available at the time of the evaluation.

Although we believe that we use the best information available to recognize losses on loans and establish the allowance for loan losses, future additions to the allowance may be necessary based on estimates that are susceptible to change as a result of changes in economic conditions and other factors.  In addition, the OCC, as an integral part of its examination process, periodically reviews the adequacy of our allowance for loan losses.  That agency may require us to recognize additions to the allowance based on its judgments about information available to it at the time of its examination.

Foreclosed Assets.   Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Holding costs after acquisition are expensed.

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities.  These judgments require us to make projections of future taxable income.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings.  Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.

Fair Value Measurements.  We use our best judgment in estimating fair value measurements of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique.  We utilize various assumptions and valuation techniques to determine fair value, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, quoted market prices, and appraisals.  The fair value estimates are not necessarily indicative of the actual amounts that could have been realized in a sale transaction on the dates indicated.  The estimated fair value amounts have not been re-evaluated or updated subsequent to the respective reporting dates.  As such, the estimated fair values subsequent to the respective dates may be different than the amounts reported.

Restatements to Previously-Issued Consolidated Financial Statements

Our consolidated financial statements and related notes therein for the nine month periods ended March 31, 2015 and 2014 and the fiscal year ended June 30, 2014, which were previously-issued, have been restated to correctly reflect the deferred tax liability that arises from amounts in excess of the base-year loan reserves on a tax-basis pursuant to FASB Accounting Standards Codification 942-740-25-2.  As a result of the restatements, the Company’s previously-reported net deferred tax assets and retained earnings at March 31, 2015 and June 30, 2014 were reduced by $330,000 and $362,000, respectively.  The Company’s previously-reported deferred income tax expense for the nine months ended March 31, 2015 was decreased by $32,000.  The Company’s previously-reported deferred income tax expense for the year ended June 30, 2014 was increased by $327,000.  Our cash flows were not impacted by the previously described restatements.  The discussion below of our financial condition and results of operations in these periods reflects the effects of the restatements.

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

Assets.  Total assets at March 31, 2015 were $200.7 million, an increase of $18.8 million, or 10.3%, from $181.9 million at June 30, 2014.   The increase was primarily due to increases in federal funds sold and interest-bearing deposits and net loans, partially offset by decreases in time deposits with financial institutions, securities and foreclosed assets.  Federal funds sold and interest-bearing deposits increased $13.8 million, or 575.0%, to $16.2 million at March 31, 2015 from $2.4 million at June 30, 2014.  We increased our liquidity levels in anticipation of extinguishing our FHLB advances maturing in the first and second quarters of 2015.  Liquidity was increased through a bank-wide focus on generating deposits in the fourth quarter of 2014 and the redeployment of funds from time deposits in other financial institutions. The redeployment of funds in the time deposits in other financial institutions accounted for the $750,000, or 57.7%, decrease in its balance to $500,000 at March 31, 2015 from $1.3 million at June 30, 2014.  Net loans increased $7.4 million, or 4.7%, to $164.9 million at March 31, 2015 from $157.5 million at June 30, 2014.  The increase in net loans was due to increased loan originations during the nine months ended March 31, 2015 from the comparable period in 2014, primarily attributable to improved economic conditions throughout our market areas.  Securities decreased $591,000, or 13.1%, to $3.9 million at March 31, 2015 from $4.5 million at June 30, 2014.  The decrease was primarily attributable to contractual repayments.  Foreclosed assets decreased $62,000, or 15.0%, to $351,000 at March 31, 2015 from $413,000 at June 30, 2014.  The decrease was the result of our continued efforts to dispose of foreclosed property in a timely fashion to limit both the expense and loss exposure resulting from holding these assets.

Non-performing Assets and Allowance for Loan Losses.  We had non-performing assets of $1.8 million, or 0.9% of total assets, at March 31, 2015, and $1.7 million, or 0.9% of total assets as of June 30, 2014.   The increase in non-performing assets resulted from two existing credits that were restructured, and we do not anticipate any loss from these loans.   The allowance for loan losses totaled $2.4 million at March 31, 2015 and $2.6 million at June 30, 2014.   This represents a ratio of the allowance for loan losses to gross loans receivable of 1.5% at March 31, 2015 and 1.6% at June 30, 2014.  The allowance for loan losses to non-performing loans was 171.0% at March 31, 2015 and 202.2% at June 30, 2014.  The decrease in the ratio of the allowance for loan losses to gross loans receivable was primarily due to increase in balance of loans in our portfolio.  The decrease in the ratio of the allowance for loan losses to non-performing loans was primarily due to the increase in nonperforming loans and a decrease in the balance of the allowance for loan losses.

Deposits.  Total deposits increased $28.0 million, or 18.7%, to $177.7 million at March 31, 2015 from $149.8 million at June 30, 2014.   The increase in deposits occurred as a result of increases in all deposit accounts. Demand accounts increased $1.9 million to $22.5 million at March 31, 2015 from $20.6 million at June 30, 2014.  NOW accounts increased $4.3 million to $38.8 million at March 31, 2015 from $34.5 million at June 30, 2014.  Money market accounts increased $7.6 million to $47.6 million at March 31, 2015 from $40.0 million at June 30, 2014.  Savings accounts increased $8.3 million to $19.9 million at March 31, 2015 from $11.6 million at June 30, 2014.  Certificates of deposit increased $5.7 million to $48.9 million at March 31, 2015 from $43.2 million at June 30, 2014.  We attribute these changes in deposits to more aggressive marketing and continued development of commercial accounts related to our effort to provide full-service banking to our commercial loan customers.  Commercial deposit accounts carry larger average balances than retail deposit accounts.

Borrowings.  Our FHLB borrowings balance was zero at March 31, 2015, compared to $10.8 million at June 30, 2014.   Of the $10.8 million balance at June 30, 2014, $7.9 million was scheduled to pay off in the first calendar quarter of 2015.  The remaining $2.9 million was paid off in the first calendar quarter of 2015 due to excess liquidity on hand.

Stockholders’ Equity.  Total stockholders’ equity increased $1.2 million, or 6.1%, to $20.8 million at March 31, 2015 from $19.6 million at June 30, 2014.   The increase in stockholders’ equity resulted primarily from net income of $1.1 million during the nine months ended March 31, 2015.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

General.   Net income for the three months ended March 31, 2015 was $616,000.  This represented an increase of $566,000, or 1,132.0%, from net income of $50,000 for the same period in 2014.

Interest Income.   Total interest income increased $187,000, or 11.0%, to $1.8 million for the three months ended March 31, 2015, from $1.7 million for the three months ended March 31, 2014.  The increase in interest income was primarily due to increases in loans and federal funds sold and interest-earning bank balances.  This increase was offset by a decrease in interest income on securities.

Interest income from loans increased $197,000, or 12.3%, to $1.8 million for the three months ended March 31, 2015, from $1.6 million for the same period in 2014.  The increase in interest income from loans was due primarily to $20.4 million in net loan growth.  Average loan balances were $163.1 million for the three months ended March 31, 2015 compared to $142.3 million for the three months ended March 31, 2014. The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated by our Omaha branch.  The average yield on loans decreased 9 basis points to 4.37% during the three months ended March 31, 2015 from 4.46% for the three months ended March 31, 2014.

Interest income from securities, federal funds sold and interest-bearing balances decreased $10,000, or 15.6%, to $54,000 for the three months ended March 31, 2015, from $64,000 for the three months ended March 31, 2014.  This decrease was due to a decrease in the average balances of $600,000, or 2.7%, to $21.9 million for the three months ended March 31, 2015 from $22.5 million for the three months ended March 31, 2014.

Interest Expense.   Interest expense increased $108,000, or 42.4%, to $363,000 for the three months ended March 31, 2015, from $255,000 for the three months ended March 31, 2014.  Interest expense on deposits increased $51,000, or 26.3%, to $245,000 for the three months ended March 31, 2015 from $194,000 for the three months ended March 31, 2014.  Average balances of deposit accounts increased $25.0 million, or 19.6%, to $152.3 million for the three months ended March 31, 2015 from $127.3 million for the three months ended March 31, 2014.  Interest expense from borrowed funds increased $59,000, or 98.3%, for the three months ended March 31, 2015 to $119,000 from $60,000 for the three months ended March 31, 2014.  This increase is a result of realizing the remaining prepayment penalty from restructuring FHLB advances as all advances were paid off in February of 2015.

Net Interest Income.  Net interest income increased $79,000, or 5.6%, to $1.5 million for the three months ended March 31, 2015 from $1.4 million for the three months ended March 31, 2014.  Average interest-earning assets were $185.0 million for the three months ended March 31, 2015 and $164.8 million for the three months ended March 31, 2014, while the average yield was 3.97% and 4.01% for the respective periods.  Our net interest spread decreased 23 basis points to 3.04% for the three months ended March 31, 2015 compared to 3.27% for the three months ended March 31, 2014.  Our net interest margin also decreased 20 basis points to 3.19% for the three months ended March 31, 2015 from 3.39% for the three months ended March 31, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased 90 basis points to 118.5% for the three months ending March 31, 2015 from 119.4% for the three months ending March 31, 2014.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, we recorded a negative provision for loan losses of $858,000 for the three months ended March 31, 2015 and a negative provision of less than $1,000 for the three months ended March 31, 2014. The negative provision for loan losses for the three months ended March 31, 2015 was a result of recoveries received on loans previously charged off. The allowance for loan losses was $2.4 million, or 1.5% of loans outstanding at March 31, 2015 compared to $2.4 million, or 1.7% of loans outstanding at March 31, 2014. The non-performing assets to total assets ratio at March 31, 2015 was 0.9% as compared to 1.1% at March 31, 2014. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.  Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2015 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income decreased $69,000, or 13.7%, to $434,000 for the three months ended March 31, 2015 from $503,000 for the three months ended March 31, 2014.  This decrease was primarily due to an $89,000 decrease in gains on sale of loans to $71,000 for the three months ended March 31, 2015 from $160,000 for the three months ended March 31, 2014.  Service charges on deposit accounts also decreased $4,000 to $129,000 for the three months ended March 31, 2015 from $133,000 for the three months ended March 31, 2014.  These decreases were offset by an increase in brokerage income of $18,000 to $154,000 for the three months ended March 31, 2015 from $136,000 for the three months ended March 31, 2014 and an increase in other income of $7,000 to $21,000 for the three months ended March 31, 2015  from $14,000 for the three months ended March 31, 2014.

Non-Interest Expense. Non-interest expense decreased $61,000, or 3.4%, to $1.7 million for the three months ended March 31, 2015 from $1.8 million for the three months ended March 31, 2014.  This decrease is primarily due to decreases in other expenses of $127,000 to $109,000 for the three months ended March 31, 2015 compared to $236,000 for the three months ended March 31, 2014.  The decrease in other expenses related to a provision of $56,000 for other real estate owned that was recorded during the three months ended March 31, 2014.  No similar entry was made during the three months ended March 31, 2015.  Supplies, telephone and postage expense also decreased by $12,000, and professional fees decreased by $8,000 between the periods.   These decreases were offset by increases in salaries and employee benefits of $79,000 to $1.0 million from $962,000 for the three months ended March 31, 2015 and 2014, respectively.  These increases were a result of customary raises and increased benefits costs for existing personnel.  Regulatory fees and deposit insurance also increased by $10,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Income Tax Expense. For the three months ended March 31, 2015, income tax expense was $404,000 compared to $41,000 for the three months ended March 31, 2014. The increase in income tax expense was due to the increase in income before tax between the comparable three months periods ended March 31, 2015 and 2014, respectively.

Comparison of Operating Results for the Nine Months Ended March 31, 2015 and 2014

General.   Net income for the nine months ended March 31, 2015 was $1.1 million.  This represented an increase of $255,000, or 29.6%, from net income of $862,000 for the same period in 2014.

Interest Income.   Total interest income increased $389,000, or 7.6%, to $5.5 million for the nine months ended March 31, 2015, from $5.1 million for the nine months ended March 31, 2014.  The increase in interest income was due to increases from loans and securities.

Interest income from loans increased $361,000, or 7.2%, to $5.4 million for the nine months ended March 31, 2015, from $5.0 million for the same period in 2014.  The increase in interest income from loans was due primarily to an increase of $23.5 million in average loan balances.  Average loan balances were $162.5 million for the nine months ended March 31, 2015 compared to $139.0 million for the nine months ended March 31, 2014. The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated by our Omaha branch.  The average yield on loans decreased 40 basis points to 4.41% during the nine months ended March 31, 2015 from 4.81% for the nine months ended March 31, 2014.

Interest income from securities, federal funds sold and interest-bearing balances increased $28,000, or 20.6%, to $164,000 for the nine months ended March 31, 2015, from $136,000 for the nine months ended March 31, 2014.  This increase was due to an increase in the yield of 38 basis points to 1.42% for the nine months ended March 31, 2105 from 1.04% for the nine months ended March 31, 2014.

Interest Expense.   Interest expense increased $173,000, or 23.0%, to $926,000 for the nine months ended March 31, 2015, from $753,000 for the nine months ended March 31, 2014.  Interest expense on deposits increased $119,000, or 21.0%, to $685,000 for the nine months ended March 31, 2015 from $566,000 for the nine months ended March 31, 2014.

Average balances of deposit accounts increased $20.7 million, or 17.2%, to $141.2 million for the nine months ended March 31, 2015 from $120.5 million for the nine months ended March 31, 2014.  Interest expense from borrowed funds increased $60,000, or 33.1% for the nine months ended March 31, 2015 to $241,000 from $181,000 for the nine months ended March 31, 2014.  This increase is a result of realizing the remaining prepayment penalty from restructuring FHLB advances, as all advances were paid off in February of 2015.  Offsetting the increases in interest expense was a decrease of $6,000 in other interest expense to zero during the nine months ended March 31, 2015 from $6,000 for the nine months ended March 31, 2014.

Net Interest Income.  Net interest income increased $216,000, or 4.9%, to $4.6 million for the nine months ended March 31, 2015 from $4.4 million for the nine months ended March 31, 2014.  Average interest-earning assets were $177.9 million for the nine months ended March 31, 2015 and $156.4 million for the nine months ended March 31, 2014, while the average yield was 4.15% and 4.39% for the respective periods.  Our net interest spread decreased 30 basis points to 3.33% for the nine months ended March 31, 2015 compared to 3.63% for the nine months ended March 31, 2014.  Our net interest margin also decreased 29 basis points to 3.46% for the nine months ended March 31, 2015 from 3.75% for the nine months ended March 31, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased 17 basis points to 118.4% for the nine months ending March 31, 2015 from 118.6% for the nine months ending March 31, 2014.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio. In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change. Based on our evaluation of these factors, we recorded a negative provision for loan losses of $711,000 for the nine months ended March 31, 2015 and a negative provision of $769,000 for the nine months ended March 31, 2014. The negative provision for loan losses for the nine months ended March 31, 2015 and 2014 was a result of recoveries received on loans previously charged off. The allowance for loan losses was $2.4 million, or 1.5% of loans outstanding at March 31, 2015 compared to $2.4 million, or 1.7% of loans outstanding at March 31, 2014. The non-performing assets to total assets ratio at March 31, 2015 was 0.9% as compared to 1.1% at March 31, 2014. The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance. While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2015 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income.  Non-interest income increased $206,000, or 14.8%, to $1.6 million for the nine months ended March 31, 2015 from $1.4 million for the nine months ended March 31, 2014.  This increase was primarily due to a $101,000 increase in gains on sale of loans to $488,000 for the nine months ended March 31, 2015 from $387,000 for the nine months ended March 31, 2014 and an increase of $62,000 in loan fees to $188,000 for the nine months ended March 31, 2015 from $126,000 for the nine months ended 2014.  Brokerage income also increased $34,000 to $426,000 for the nine months ended March 31, 2015 from $392,000 for the nine months ended March 31, 2014, and other income increased $16,000 between the periods.  These increases were offset by a $7,000 decrease in service charges on deposit accounts to $428,000 during the nine months ended March 31, 2015 from $435,000 during the nine months ended March 31, 2014.

Non-Interest Expense. Non-interest expense remained unchanged at $5.3 million for both the nine months ended March 31, 2015 and March 31, 2014.  Salaries and employee benefits increased $292,000 to $3.2 million for the nine months ended March 31, 2015 compared to $2.9 million for the nine months ended March 31, 2014.  This increase was primarily due to hiring of additional staff in Omaha and Grand Island earlier in the year, as well as customary raises and increased benefits costs for existing personnel and bonuses tied to bank performance.  This increase was offset by decreases in data processing fees of $198,000, advertising and public relations of $17,000, professional fees of $29,000, supplies, telephone, postage of $15,000, and other expenses of $57,000 during the nine months ended March 31, 2015.

Income Tax Expense. For the nine months ended March 31, 2015, income tax expense was $541,000 compared to $436,000 for the nine months ended March 31, 2014. The increase in income tax expense was due to the increase in income before tax between the comparable nine months periods ended March 31, 2015 and 2014, respectively.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2015			2014
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$17,614	$10	0.23%	$16,127	$10	0.25%
Securities	3,986	40	4.01%	4,794	48	4.01%
Loans receivable	163,107	1,783	4.37%	142,265	1,586	4.46%
FHLB common stock	331	4	4.83%	1,608	5	1.24%
Total interest-earning assets	185,038	1,837	3.97%	164,794	1,649	4.01%
Total noninterest-earning assets	14,983			15,487
Total assets	$200,021			$180,281

Interest-bearing liabilities:
Savings accounts	$13,379	$10	0.30%	$11,737	$8	0.27%
NOW accounts	43,833	51	0.47%	35,692	31	0.35%
Money market accounts	46,134	69	0.60%	37,450	48	0.51%
Certificates of deposit	48,920	115	0.94%	42,422	107	1.01%
Total deposits	152,266	245	0.64%	127,301	194	0.61%
Federal funds purchased and securities sold under repurchase agreements	-	-	0.00%	-	1	0.00%
Other Borrowings	222	-	0.00%	-	-	0.00%
FHLB advances	3,629	119	13.12%	10,700	60	2.24%
Total interest-bearing liabilities	156,117	364	0.93%	138,001	255	0.74%
Noninterest-bearing demand deposits - checking accounts	21,823			19,877
Other liabilities	1,347			2,905
Total liabilities	179,287			160,783

Stockholders’ equity	20,734			19,498
Total liabilities and stockholders’ equity	$200,021			$180,281

Net interest income		$1,473			$1,394
Net interest rate spread			3.04%			3.27%
Net interest-earning assets	$28,921			$26,793
Net interest margin			3.19%			3.39%
Average interest-earning assets to average interest-bearing liabilities			118.53%			119.43%

	For the Nine Months Ended March 31,
	2015			2014
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$10,732	$22	0.27%	$11,413	$37	0.43%
Federal funds sold	-	-	0.00%	711	1	0.19%
Securities	4,186	126	4.01%	3,410	82	3.21%
Loans receivable	162,530	5,375	4.41%	139,013	5,014	4.81%
FHLB common stock	477	16	4.47%	1,869	16	1.14%
Total interest-earning assets	177,925	5,539	4.15%	156,416	5,150	4.39%
Total noninterest-earning assets	15,320			15,032
Total assets	$193,245			$171,448

Interest-bearing liabilities:
Savings accounts	$12,708	$24	0.25%	$10,548	$19	0.24%
NOW accounts	38,639	110	0.38%	31,566	80	0.34%
Money market accounts	42,431	186	0.58%	36,184	140	0.52%
Certificates of deposit	47,421	365	1.03%	42,200	327	1.03%
Total deposits	141,199	685	0.65%	120,498	566	0.63%
Federal funds purchased and securities sold under repurchase agreements	231	1	0.58%	748	6	1.07%
Other borrowings	74	-	0.00%	-	-	0.00%
FHLB advances	8,741	240	3.66%	10,648	181	2.27%
Total interest-bearing liabilities	150,245	926	0.82%	131,894	753	0.76%
Noninterest-bearing demand deposits - checking accounts	20,771			18,112
Other liabilities	1,855			2,225
Total liabilities	172,871			152,231

Stockholders’ equity	20,374			19,217
Total liabilities and stockholders’ equity	$193,245			$171,448

Net interest income		$4,613			$4,397
Net interest rate spread			3.33%			3.63%
Net interest-earning assets	$27,680		3.46%	$24,522		3.75%
Net interest margin
Average interest-earning assets to average interest-bearing liabilities			118.42%			118.59%

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended			Nine Months Ended
	March 31, 2015 vs. 2014			March 31, 2015 vs. 2014
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$1	$(1)	$-	$(2)	$(13)	$(15)
Securities	(7)	(1)	(8)	15	29	44
Federal funds sold	-	-	-	(1)	-	(1)
FHLB Stock	(6)	5	(1)	-	-	-
Loans receivable	228	(31)	197	1,195	(834)	361
Total interest-earning assets	216	(28)	188	1,207	(818)	389

Interest-bearing liabilities:
Savings accounts	1	1	2	6	(1)	5
NOW accounts	8	12	20	30	-	30
Money market accounts	13	8	21	44	2	46
Certificates of deposit	16	(8)	8	63	(25)	38
Federal funds purchased and securities			-			-
sold under repurchase agreements	(1)	-	(1)	(3)	(2)	(5)
FHLB advances	(63)	122	59	(34)	93	59
Total interest-bearing liabilities	(26)	135	109	106	67	173

Change in net interest income	$242	$(163)	$79	$1,101	$(885)	$216

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Liquid assets, which include cash and cash equivalents, interest-earning time deposits with other financial institutions and securities available-for-sale, totaled $21.3 million, or 10.6% of total assets at March 31, 2015, as compared to $9.9 million, or 5.4% of total assets, at June 30, 2014.  We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the FHLB of Topeka and Midwest Independent Bank amounted to $16.2 million at March 31, 2015 and $2.4 million at June 30, 2014.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the FHLB of Topeka.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the Federal Home Loan Bank of Topeka which provides an additional source of funds.  At March 31, 2015, we had no advances outstanding from the Federal Home Loan Bank of Topeka

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.0 million and $1.2 million for the nine months ended March 31, 2015 and 2014, respectively.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, was $5.6 million and $15.3 million for the nine months ended March 31, 2015 and 2014, respectively.  During the nine months ended March 31, 2015, no securities were purchase or sold.  During the nine months ended March 31, 2014, we purchased $3.2 million in securities held as held-to-maturity.  Net cash provided by financing activities, consisting primarily of deposit account activity, was $17.1 million and $15.0 million for the nine months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, we had outstanding commitments of $4.5 million to originate loans.  This amount does not include the unfunded portion of loans in process.  At March 31, 2015, certificates of deposit scheduled to mature in less than one year totaled $29.4 million.  Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case.  In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

At March 31, 2015, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $18.7 million, or 9.3% of adjusted total assets, which is above the minimum capital required level to be considered well capitalized of $10.0 million, or 5.0%;  a common equity Tier 1 capital level of $18.7 million, or 11.4% of risk-weighted assets, which is above the minimum capital required level to be considered well capitalized of $10.6 million, or 6.5%;  a Tier 1 risk-based capital level of $18.7 million, or 11.4% of risk-weighted assets, which is above the minimum capital required level to be considered well capitalized of $13.1 million, or 8.0%; and a total risk-based capital level of $20.6 million, or 12.6% of risk-weighted assets, which is above the minimum capital required level to be considered well capitalized of $16.4 million, or 10.0%.  Accordingly, the Bank was classified as well-capitalized at March 31, 2015.

Off-Balance-Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit.  For information about our loan commitments, letters of credit and unused lines of credit, see note 15 of the notes to the Company’s unaudited consolidated financial statements.

For the nine months ended March 31, 2015, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements that are applicable to the Company, please see note 3 of the notes to the Company’s unaudited consolidated financial statements.

Effect of Inflation and Changing Prices

The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on the

Company’s performance than does the effect of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, because such prices are affected by inflation to a larger extent than interest rates.

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable because we are a smaller reporting company.

Item 4.                                 Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                 Legal Proceedings.

At March 31, 2015, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A.                        Risk Factors.

This item is not applicable because we are a smaller reporting company.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                 Defaults Upon Senior Securities.

None.

Item 4.                                 Mine Safety Disclosures.

Not applicable.

Item 5.                                 Other Information.

None.

Item 6.                                 Exhibits.

2.1                              Plan of Conversion and Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

3.1                              Articles of Incorporation of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

3.2                              Bylaws of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

4                                        Form of Common Stock Certificate of Equitable Financial Corp.  (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

31.1                       Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                       Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                       Certification of Principal Executive Officer pursuant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                       Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                          The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: June 29, 2015	By:	/s/ Thomas E. Gdowski
Thomas E. Gdowski
President and CEO

Dated: June 29, 2015	By:	/s/ Darcy M. Ray
Darcy M. Ray
Vice President of Finance and Controller

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Plan of Conversion and Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

3.1

Articles of Incorporation of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

3.2	Bylaws of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

4

Form of Common Stock Certificate of Equitable Financial Corp. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.