Form 10-Q
period 2015-09-30
Equitable Financial Corp.
filed 2015-11-12
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of November 12, 2015 were:  3,477,328.

EQUITABLE FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2015	June 30, 2015
Assets
Cash and due from financial institutions	$3,300,118	$3,037,653
Interest-earning deposits	6,982,000	18,475,000
	10,282,118	21,512,653
Time deposits with financial institutions	500,000	500,000
Securities available-for-sale	856,963	420,248
Securities held-to-maturity	3,231,585	3,276,752
Federal Home Loan Bank stock, at cost	227,600	226,800
Loans, net of allowance for loan losses of $2,684,000 and $2,583,000, respectively	185,921,589	178,423,486
Premises and equipment, net	5,476,928	5,551,790
Foreclosed assets, net	336,979	349,708
Accrued interest receivable	1,402,776	1,044,271
Deferred taxes, net	1,753,373	1,765,189
Other assets	1,657,353	1,958,816

Total assets	$211,647,264	$215,029,713

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$21,670,607	$21,779,092
Interest-bearing deposits	153,093,550	152,989,829
	174,764,157	174,768,921
Advance payments from borrowers for taxes and insurance	204,268	404,467
Accrued interest payable and other liabilities	1,054,644	18,408,315
Total liabilities	176,023,069	193,581,703

Common stock in ESOP subject to contingent repurchase obligation	508,218	516,800

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 and 14,000,000 shares authorized, 3,477,328 and 3,297,509 shares issued at September 30, 2015 and June 30, 2015, respectively	34,773	32,975
Additional paid-in capital	26,901,316	13,086,447
Retained earnings	10,460,133	10,185,155
Unearned ESOP shares	(1,337,952)	(408,750)
Shares reserved for stock compensation	(433,393)	(465,080)
Treasury stock at cost; 114,505 shares at June 30, 2015	-	(978,682)
Accumulated other comprehensive loss, net of tax	(682)	(4,055)
Reclassification of ESOP shares	(508,218)	(516,800)
Total stockholders’ equity	35,115,977	20,931,210

Total liabilities and stockholders’ equity	$211,647,264	$215,029,713

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the three months ended
	September 30, 2015	September 30, 2014
Interest income:
Loans	$2,078,223	$1,786,274
Securities	39,959	53,811
Other	6,795	252
Total interest income	2,124,977	1,840,337

Interest expense:
Deposits	247,486	209,945
Federal Home Loan Bank borrowings	-	61,112
Other	235	-
Total interest expense	247,721	271,057

Net interest income	1,877,256	1,569,280

Provision for loan losses	72,944	146,899

Net interest income after provision for loan losses	1,804,312	1,422,381

Noninterest income:
Service charges on deposit accounts	147,379	154,015
Brokerage fee income	157,185	127,304
Gain on sale of loans	216,199	211,032
Other loan fees	67,495	62,607
Other income	24,502	16,131
Total noninterest income	612,760	571,089

Noninterest expense:
Salaries and employee benefits	1,191,699	1,105,503
Director and committee fees	42,458	32,950
Data processing fees	127,519	73,331
Occupancy and equipment	219,318	225,974
Regulatory fees and deposit insurance premium	51,639	45,657
Advertising and public relations	62,078	39,212
Insurance and surety bond premiums	27,852	23,531
Professional fees	175,297	84,262
Supplies, telephone and postage	67,228	66,996
Other expenses	138,013	129,822
Total noninterest expense	2,103,101	1,827,238

Income before income taxes	313,971	166,232

Income tax expense	(38,993)	(59,962)

Net income	$274,978	$106,270

Basic earnings per share	$0.08	$0.03
Diluted earnings per share	$0.08	$0.03

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2015	September 30, 2014
Net income	$274,978	$106,270

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale, net of tax	3,373	(2,668)

Comprehensive income	$278,351	$103,602

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended September 30, 2015

(Unaudited)

					Shares		Accumulated	Amount
		Additional		Unearned	Reserved for		Other	Reclassified
	Common	Paid-in	Retained	ESOP	Stock	Treasury	Comprehensive	on ESOP
	Stock	Capital	Earnings	Shares	Compensation	Stock	(Loss)	Shares	Total
Balance, June 30, 2015	$32,975	$13,086,447	$10,185,155	$(408,750)	$(465,080)	$(978,682)	$(4,055)	$(516,800)	$20,931,210

Net Income	-	-	274,978	-	-	-	-	-	274,978
Other comprehensive income	-	-	-	-	-	-	3,373	-	3,373
Stock Offering Proceeds	1,798	13,820,591	-	(951,912)	-	978,682	-	-	13,849,159
Release of 2,477 unearned ESOP shares	-	(4,012)	-	22,710	-	-	-	-	18,698
Stock compensation expense	-	(1,710)	-	-	31,687	-	-	-	29,977
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	-	-	-	-	-	-	-	8,582	8,582
Balance, September 30, 2015	$34,773	$26,901,316	$10,460,133	$(1,337,952)	$(433,393)	$-	$(682)	$(508,218)	$35,115,977

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income	$274,978	$106,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,209	72,240
Federal Home Loan Bank stock dividends	(800)	(6,100)
ESOP expense	18,698	12,233
Stock compensation expense	29,977	15,912
Amortization of deferred loan origination costs, net	108,598	126,128
Amortization of premiums and discounts	3,358	4,341
Amortization of prepayment penalty fee	-	51,153
Gain on sale of loans	(216,199)	(211,032)
Loss on sale of foreclosed assets	9,728	2,819
Loss on disposal of premises and equipment	2,961	-
Provision for loan losses	72,944	146,899
Deferred taxes	10,077	51,579
Loans originated for sale	(8,767,121)	(6,719,680)
Proceeds from sale of loans	8,236,582	6,946,159
Loss on investment in partnership	13,500	-
Changes in:
Accrued interest receivable	(358,505)	(372,429)
Other assets	360,182	(107,235)
Accrued interest payable and other liabilities	(12,722)	(139,295)
Net cash used in operating activities	(127,555)	(20,038)

Cash Flows from Investing Activities:
Net change in loans	(6,989,826)	(4,995,667)
Proceeds from sale of foreclosed assets, net	3,000	59,681
Securities available-for-sale:
Proceeds from calls and principal repayments	34,935	94,603
Purchases	(469,253)	-
Securities held-to-maturity:
Proceeds from calls and principal repayments	44,523	66,560
Redemption of Federal Home Loan Bank stock	-	5,300
Purchases of Federal Home Loan Bank stock	-	(13,500)
Purchase of premises and equipment	(14,308)	(124,459)
Net cash used in investing activities	(7,390,929)	(4,907,482)

Cash Flows from Financing Activities:
Net change in deposits	(4,764)	2,458,064
Proceeds from Federal Home Loan Bank borrowings	-	1,410,000
Net change in advance payments from borrowers for taxes and insurance	(200,199)	(175,927)
Purchase of ESOP Shares	(951,912)	-
Expenses and return of proceeds in advance of offering	(2,555,176)	-
Net cash (used in) provided by financing activities	(3,712,051)	3,692,137

Decrease in cash and cash equivalents	(11,230,535)	(1,235,383)

Cash and Cash Equivalents:
Beginning	21,512,653	7,776,305

Ending	$10,282,118	$6,540,922

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$248,014	$269,605
Income taxes paid	$115,156	$93,491

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1.           Basis of Presentation

The accompanying consolidated financial statements of Equitable Financial Corp. (the “Company”) and its wholly owned subsidiary Equitable Bank (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended June 30, 2015.  The consolidated balance sheet of the Company as of June 30, 2015, has been derived from the audited consolidated balance sheet of the company as of that date.  All significant intercompany transactions are eliminated in consolidation.  In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ from those estimates.  For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s annual report for the year ended June 30, 2015.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposit accounts with the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).

Note 2.                                 Stock Conversion

On July 8, 2015, Equitable Financial, MHC, the Company’s former federally chartered mutual holding company, consummated its mutual-to-stock conversion, and the Company consummated its initial stock offering.  In the Offering, the Company sold 1,983,160 shares of its common stock, par value $0.01 per share, at $8.00 per share in a subscription offering and community offering, including 118,989 shares, equal to 6.0% of the shares sold in the offering, to the Equitable Bank employee stock ownership plan.

The cost of conversion and the stock offering were deferred and deducted from the proceeds of the offering.  Conversion costs incurred for the stock offering were $1,096,303.

In accordance with applicable federal conversion regulations, at the time of the completion of our mutual-to-stock conversion, we established a liquidation account in an amount equal to the Company’s total equity as of the latest balance sheet date in the final prospectus used in the Conversion.  Each eligible account holder or supplemental account holder is entitled to a proportionate share of this liquidation account in the event of a complete liquidation of the Bank, and only in such event.  This share will be reduced if the eligible account holder’s or supplemental account holder’s deposit balance falls below the amounts on the date of record as of any June 30 and will cease to exist if the account is closed.  The liquidation account will never be increased despite any increase after Conversion in the related deposit balance.

Following completion of the Conversion, the Bank may not declare, pay a dividend on, or repurchase any of its capital stock of the Bank, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements.

Note 3.           New Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers.  ASU 2015-14 is intended to provide a robust framework for addressing revenue recognition guidance related to contractual rights and obligations.  ASU 2015-14 is effective for annual periods beginning after December 15, 2017 and is not expected to have a material impact on the Company’s consolidated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 4.           Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$857,996	$-	$(1,033)	$856,963

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$426,392	$-	$(6,144)	$420,248

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$214,836	$16,245	$-	231,081
Municipal securities	3,016,749	4,983	-	3,021,732
	$3,231,585	$21,228	$-	$3,252,813

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$259,481	$18,101	$-	$277,582
Municipal securities	3,017,271	3,239	-	3,020,510
	$3,276,752	$21,340	$-	$3,298,092

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by the Government National Mortgage Association and local municipal securities.

The contractual maturities of the residential mortgage-backed securities at September 30, 2015 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.  In addition; the Company has received notification that approximately $2.4 million in municipal securities will be called in November 2015.

There were no sales of securities for the three months ended September 30, 2015 and 2014.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements.  The Company has not recognized other-than-temporary impairment on any securities for the three months ended September 30, 2015 and 2014.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are stated at their outstanding unpaid principal balances, less an allowance for loan losses, premiums and discounts on loans purchased, and net deferred loan fees/costs.  Interest income on loans is recognized over the term of the loan and is calculated using the simple interest method on principal amounts outstanding.  Direct loan origination fees and costs are generally being deferred and the net amounts amortized as an adjustment of the related loan’s yield. The Company generally amortizes these amounts over the contractual life.  Direct loan origination fees and costs related to loans sold to unrelated third parties are recognized as income or expense in the current consolidated statement of income.

The Company’s portfolio segments are as follows:

•    Commercial

•    Agricultural

•    Residential real estate

•    Other

The Company’s classes of loans are as follows:

•    Commercial – operating

•    Commercial – real estate

•    Agricultural – operating

•    Agricultural – real estate

•    Residential real estate – 1-4 family

•    Residential real estate – home equity

•    Other – construction and land

•    Other – consumer

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

Loans are as follows:

	September 30, 2015	June 30, 2015
Commercial:
Operating	$15,289,194	$14,967,289
Real estate	57,100,223	56,609,106
Agricultural:
Operating	27,984,157	27,229,622
Real estate	22,311,393	21,048,555
Residential real estate:
1-4 family	41,895,928	40,892,433
Home equity	12,188,803	10,760,935
Other:
Construction and land	7,957,557	5,844,461
Consumer	3,325,997	3,092,798
Total loans	188,053,252	180,445,199

Deferred loan origination costs, net	552,337	561,287
Allowance for loan losses	(2,684,000)	(2,583,000)
	(2,131,663)	(2,021,713)

Loans, net	$185,921,589	$178,423,486

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

Changes in the allowance for loan losses, by portfolio segment are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended September 30, 2015
Balance, beginning	$1,124,000	$697,000	$644,000	$118,000	$2,583,000
Provision charged to expense	(9,352)	29,000	24,541	28,755	72,944
Recoveries	25,352	-	459	3,392	29,203
Loans charged off	-	-	-	(1,147)	(1,147)
Balance, ending	$1,140,000	$726,000	$669,000	$149,000	$2,684,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended September 30, 2014
Balance, beginning	$1,237,000	$646,000	$586,000	$105,000	$2,574,000
Provision charged to expense	127,939	(11,000)	19,589	10,371	$146,899
Recoveries	1,122	-	12,411	100	$13,633
Loans charged off	(50,061)	-	-	(1,471)	$(51,532)
Balance, ending	$1,316,000	$635,000	$618,000	$114,000	$2,683,000

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

For commercial loans and agricultural loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The general component consists of quantitative and qualitative factors and covers non-impaired loans. The quantitative factors are based on historical charge-off experience. The qualitative factors are determined based on an assessment of internal and/or external influences on credit quality that are not fully reflected in the historical loss data. The Company’s credit quality indicator for all loans excluding commercial loans is past due or performance status.  The Company’s credit quality indicator for commercial loans is internal risk ratings.

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

The allowance for loan losses, by impairment evaluation and portfolio segment is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	September 30, 2015
Allowance for loans individually evaluated for impairment	$5,422	$-	$19,949	$-	$25,371
Allowance for loans collectively evaluated for impairment	1,134,578	726,000	649,051	149,000	2,658,629
	$1,140,000	$726,000	$669,000	$149,000	$2,684,000

Loans individually evaluated for impairment	$527,122	$483,879	$3,883,369	$6,684	$4,901,054
Loans collectively evaluated for impairment	71,862,295	49,811,671	50,201,362	11,276,870	183,152,198
	$72,389,417	$50,295,550	$54,084,731	$11,283,554	$188,053,252

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	June 30, 2015
Allowance for loans individually evaluated for impairment	$5,617	$-	$19,949	$-	$25,566
Allowance for loans collectively evaluated for impairment	1,118,383	697,000	624,051	118,000	2,557,434
	$1,124,000	$697,000	$644,000	$118,000	$2,583,000

Loans individually evaluated for impairment	$549,983	$482,442	$3,802,074	$7,678	$4,842,177
Loans collectively evaluated for impairment	71,026,412	47,795,735	47,851,294	8,929,581	175,603,022
	$71,576,395	$48,278,177	$51,653,368	$8,937,259	$180,445,199

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

Generally, for all classes of loans, loans are considered past due when contractual payments are delinquent for 31 days or greater.

For all classes of loans, loans will generally be placed on nonaccrual status when the loan has become greater than 90 days past due; or when management believes, after considering collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful.

When a loan is placed on nonaccrual status, payments received will be applied to the principal balance. However, interest may be taken on a cash basis in the event the loan is fully secured and the risk of loss is minimal.  Previously recorded but uncollected interest on a loan placed in nonaccrual status is accounted for as follows:  if the previously accrued but uncollected interest and the principal amount of the loan is protected by sound collateral value based upon a current, independent qualified appraisal, such interest may remain on the Company’s books. If such interest is not so protected, it is considered a loss with the amount thereof recorded in the current year being reversed against current interest income, and the amount recorded in the prior year being charged against the allowance for possible loan losses.

For all classes of loans, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•            The loan is current, and all principal and interest amounts contractually due have been made,

•            The loan is well secured and in the process of collection, and

•            Prospects for future principal and interest payments are not in doubt.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Nonaccrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	September 30, 2015
Classes of loans:
Commercial:
Operating	$15,289,194	$-	$-	$-	$15,289,194	$285,631
Real estate	56,623,758	255,867	-	220,598	57,100,223	220,598
Agricultural:
Operating	27,965,353	18,804	-	-	27,984,157	9,035
Real estate	22,311,393	-	-	-	22,311,393	474,845
Residential real estate:
1-4 family	41,513,287	44,200	-	338,441	41,895,928	483,022
Home equity	12,140,119	13,846	-	34,838	12,188,803	34,838
Other:
Construction and land	7,957,557	-	-	-	7,957,557	-
Consumer	3,309,331	8,537	-	8,129	3,325,997	13,622
	$187,109,992	$341,254	$-	$602,006	$188,053,252	$1,521,591

				> 90 days
		31-60 days	61-90 days	Past Due		Nonaccrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	June 30, 2015
Classes of loans:
Commercial:
Operating	$14,933,071	$34,218	$-	$-	$14,967,289	$426,808
Real estate	56,415,655	193,451	-	-	56,609,106	235,844
Agricultural:
Operating	27,229,622	-	-	-	27,229,622	-
Real estate	21,033,555	15,000	-	-	21,048,555	-
Residential real estate:
1-4 family	39,866,787	1,024,437	1,209	-	40,892,433	487,345
Home equity	10,726,023	19,949	14,963	-	10,760,935	20,885
Other:
Construction and land	5,844,461	-	-	-	5,844,461	-
Consumer	3,062,373	30,425	-	-	3,092,798	7,960
	$179,111,547	$1,317,480	$16,172	$-	$180,445,199	$1,178,842

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

For commercial and agriculture loans, the Company utilizes the following internal risk rating scale:

Highest Quality (rating 1) – Loans represent a credit extension of the highest quality.  Excellent liquidity, management and character in an industry with favorable conditions.  High quality financial information, history of strong cash flows and superior collateral including readily marketable assets, prime real estate, U.S. government securities, U.S. government agencies, highly rated municipal bonds, insured savings accounts, and insured certificates of deposit drawn on high-quality financial institutions.

Good Quality (rating 2) – Loans which have a sound primary and secondary source of repayment.  Strong to good liquidity, management and character in an industry with favorable conditions.  Good quality financial information and margins of cash flow coverage is consistently good. Loans may be unsecured, secured by quality (but less readily marketable) assets, high quality real estate or traded stocks, lower grade municipal bonds (which must still be investment grade), and uninsured certificates of deposit on other financial institutions may also be included in this grade.

Acceptable Quality (rating 3) – Loans where the borrower is a reasonable credit risk and demonstrates the ability to repay the debt from normal business operations.  Good liquidity, management and character in an industry that is more sensitive to external factors.  Alternative sources of refinancing may be less available in periods of uncertain economic conditions.  Term debt is moderate but cash flow margins fall within bank policy guidelines.  Quality of financial information is adequate but is not as detailed and sophisticated as information found on higher-grade loans.  Secured by business assets that conform to usual lending parameters for margin and eligibility or real estate that is deemed to be of satisfactory quality in an area that may not be prime but still within viable economic centers.

Fair Quality (rating 4) – Loans where the borrower is a reasonable credit risk but shows a more erratic earnings history (a loss may have been realized in the past four years).  Liquidity is limited and primary repayment is susceptible to unfavorable external factors.  Industry characteristics are generally stable.  Borrower is more highly leveraged with increased levels of term debt.  Cash flow margins remain adequate but may not fall within the policy guidelines.  Quality of financial information is adequate and interim reporting may be required.  Secured by business assets with an adequate collateral margin or real estate that is of fair quality and location.  Property may have limited alternative uses and may be considered a “special use” facility.

Special Mention (rating 5) – Loans in this category have the potential for developing weaknesses that deserve extra attention from the account manager and other management personnel. If the developing weakness is not corrected or mitigated, the ability of the borrower to repay the Company’s debt in the future may deteriorate. This grade should not be assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. If a loan’s actual, not potential, weakness or problems are clearly evident and significant it should generally be graded in one of the following grade categories.

Substandard (rating 6) – Loans and other credit extensions are considered to be inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. These loans, even if apparently protected by collateral value, have a well-defined weakness or weaknesses that jeopardize the liquidation of debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Doubtful (rating 7) – Loans and other credit extensions have all the weaknesses inherent in those graded “6” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include: proposed merger, acquisition, or liquidation actions; capital injection; perfecting liens on collateral and refinancing plans. Loans in this classification should be placed in non-accrual status, with collections applied to principal.

Loss (rating 8) – Loans are considered uncollectible and cannot be justified as a viable asset of the Bank. This classification does not mean the loan has absolutely no recovery value. However, it is not prudent to delay writing off this loan even though partial recovery may be obtained in the future.

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

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of:

	Commercial	Commercial	Agricultural	Agricultural
	– Operating	– Real Estate	– Operating	– Real Estate	Total
	September 30, 2015
Internally assigned risk rating:
Highest Quality (rating 1)	$-	$-	$512,515	$190,000	$702,515
Good Quality (rating 2)	270,123	1,773,315	10,679,587	5,314,819	18,037,844
Acceptable Quality (rating 3)	8,048,829	33,470,930	9,505,515	10,091,234	61,116,508
Fair Quality (rating 4)	6,636,572	20,086,904	7,084,006	6,240,495	40,047,977
Special Mention (rating 5)	-	-	-	-	-
Substandard (rating 6)	333,670	1,769,074	202,534	474,845	2,780,123
Doubtful (rating 7)	-	-	-	-	-
Loss (rating 8)	-	-	-	-	-
	$15,289,194	$57,100,223	$27,984,157	$22,311,393	$122,684,967

	Commercial	Commercial	Agricultural	Agricultural
	– Operating	– Real Estate	– Operating	– Real Estate	Total
	June 30, 2015
Internally assigned risk rating:
Highest Quality (rating 1)	$-	$-	$257,515	$190,000	$447,515
Good Quality (rating 2)	333,434	4,913,937	10,029,448	5,089,523	20,366,342
Acceptable Quality (rating 3)	8,409,732	30,494,389	9,089,993	9,542,877	57,536,991
Fair Quality (rating 4)	5,880,641	19,404,832	7,622,340	5,754,038	38,661,851
Special Mention (rating 5)	-	-	-	-	-
Substandard (rating 6)	343,482	1,795,948	230,326	472,117	2,841,873
Doubtful (rating 7)	-	-	-	-	-
Loss (rating 8)	-	-	-	-	-
	$14,967,289	$56,609,106	$27,229,622	$21,048,555	$119,854,572

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

	Residential RE	Residential RE	Other – Construction	Other –
	– 1-4 Family	– Home Equity	and Land	Consumer	Total
	September 30, 2015
Delinquency status*:
Performing	$41,412,906	$12,140,120	$7,957,557	$3,303,839	$64,814,422
Nonperforming	483,022	48,683	-	22,158	553,863
	$41,895,928	$12,188,803	$7,957,557	$3,325,997	$65,368,285

	Residential RE	Residential RE	Other – Construction	Other –
	– 1-4 Family	– Home Equity	and Land	Consumer	Total
	June 30, 2015
Delinquency status*:
Performing	$39,488,822	$10,726,024	$5,844,461	$3,056,267	$59,115,574
Nonperforming	1,403,611	34,911	-	36,531	1,475,053
	$40,892,433	$10,760,935	$5,844,461	$3,092,798	$60,590,627

*     Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At September 30, 2015 and June 30, 2014, the Company had no loans greater than 90 days past due and still accruing.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

Loans, by classes of loans, considered to be impaired are summarized as follows:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	September 30, 2015
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$253,878	$252,299	$-
Real estate	232,529	220,598	-
Agricultural:
Operating	9,051	9,035	-
Real estate	489,418	474,844	-
Residential real estate:
1-4 family	3,813,684	3,801,329	-
Home equity	62,286	62,091	-
Other:
Consumer	7,176	6,684	-
	4,868,022	4,826,880	-

Impaired loans with specific allowance recorded:
Commercial:
Operating	54,295	54,225	5,422
Residential real estate:
Home equity	20,141	19,949	19,949
	74,436	74,174	25,371

Total impaired loans:
Commercial:
Operating	308,173	306,524	5,422
Real estate	232,529	220,598	-
Agricultural:
Operating	9,051	9,035	-
Real estate	489,418	474,844	-
Residential real estate:
1-4 family	3,813,684	3,801,329	-
Home equity	82,427	82,040	19,949
Other:
Consumer	7,176	6,684	-
	$4,942,458	$4,901,054	$25,371

Note 5.           Loans (Continued)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
		June 30, 2015
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$274,833	$273,212	$-
Real estate	228,889	220,598	-
Agricultural:
Operating	10,344	10,326	-
Real estate	480,879	472,116	-
Residential real estate:
1-4 family	3,730,154	3,718,852	-
Home equity	63,575	63,273	-
Other:
Consumer	8,138	7,678	-
	4,796,812	4,766,055	-

Impaired loans with specific allowance recorded:
Commercial:
Operating	56,246	56,173	5,617
Residential real estate:
Home equity	20,060	19,949	19,949
	76,306	76,122	25,566

Total impaired loans:
Commercial:
Operating	331,079	329,385	5,617
Real estate	228,889	220,598	-
Agricultural:
Operating	10,344	10,326	-
Real estate	480,879	472,116	-
Residential real estate:
1-4 family	3,730,154	3,718,852	-
Home equity	83,635	83,222	19,949
Other:
Consumer	8,138	7,678	-
	$4,873,118	$4,842,177	$25,566

Impaired loans, for which no allowance has been provided as of September 30, 2015 and June 30, 2015, have adequate collateral, based on management’s current estimates.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.                                 Loans (Continued)

	For the three months ended
	September 30, 2015		September 30, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$269,275	$3,807	$53,082	$972
Real estate	230,709	-	242,803	4,337
Agricultural:
Operating	9,697	125	-	-
Real estate	485,148	1,179	-	-
Residential real estate:
1-4 family	3,793,213	49,292	3,077,058	36,468
Home equity	62,931	1,109	67,021	1,063
Other:
Consumer	7,657	106	11,437	166
	4,858,630	55,618	3,451,401	43,006

Impaired loans with specific allowance recorded:
Commercial:
Operating	55,271	1,225	420,055	641
Residential real estate:
1-4 family	-	-	1,070,959	14,847
Home equity	20,100	645	21,243	390
	75,371	1,870	1,512,257	15,878

Total impaired loans:
Commercial:
Operating	324,546	5,032	473,137	1,613
Real estate	230,709	-	242,803	4,337
Agricultural:
Operating	9,697	125	-	-
Real estate	485,148	1,179	-	-
Residential real estate:
1-4 family	3,793,213	49,292	4,148,017	51,315
Home equity	83,031	1,754	88,264	1,453
Other:
Consumer	7,657	106	11,437	166
	$4,934,001	$57,488	$4,963,658	$58,884

The Company’s troubled debt restructuring as of September 30, 2015 and June 30, 2015 were not material to the consolidated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.                                 Regulatory Matters

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of September 30, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2015
Total capital (to risk-weighted assets)	$27,241	14.7%	$14,851	8.0%	$18,563	10.0%
Common equity Tier 1 capital (to risk- weighted assets)	24,909	13.4%	8,353	4.5%	12,066	6.5%
Tier 1 (core) capital (to risk-weighted assets)	24,909	13.4%	11,138	6.0%	14,851	8.0%
Tier 1 (core) capital (to adjusted total assets)	24,909	11.8%	8,436	4.0%	10,045	5.0%

June 30, 2015
Total capital (to risk-weighted assets)	$20,626	11.5%	$14,306	8.0%	$17,882	10.0%
Common equity Tier 1 capital (to risk- weighted assets)	18,379	10.3%	8,047	4.5%	11,624	6.5%
Tier 1 (core) capital (to risk-weighted assets)	18,379	10.3%	10,729	6.0%	14,306	8.0%
Tier 1 (core) capital (to adjusted total assets)	18,379	9.1%	8,056	4.0%	10,070	5.0%

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.                                 Regulatory Matters (Continued)

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

Note 7.                                 Employee Benefit Plan

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  Contributions were made of $27,955 and $24,184 for the three months ended September 30, 2015 and 2014.

On November 8, 2005, the Company adopted an employee stock ownership plan (the “ESOP”) for the benefit of substantially all employees.  The ESOP borrowed $1,292,620 from the Company and used those funds to acquire 129,262 shares of the Company’s stock in connection with the reorganization at a price of $10.00 per share.

On July 8, 2015, the ESOP borrowed $951,912 from the Company and used the funds to acquire 118,989 shares of the Company’s stock.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets.  Annual principal and interest payments of approximately $145,000 are to be made by the ESOP prior to the calendar year December 31, 2015.

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

The ESOP has a plan year-end of December 31.  The Company recorded compensation expense of $18,698 and $12,233 for the three months ended September 30, 2015 and 2014, respectively.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 7.                                 Employee Benefit Plan (Continued)

Shares held by the ESOP were as follows:

	September 30, 2015	June 30, 2015
Allocated shares	66,032	61,249
Unearned ESOP shares	168,543	45,417

Total ESOP shares	234,575	106,666

Fair value of unearned ESOP shares	$1,385,423	$411,024

Fair value of allocated shares subject to repurchase obligation	$508,218	$516,800

The Company approved the Equitable Financial Corp. 2006 Equity Incentive Plan in November 2006.  Under this plan, the Company may award up to 161,577 stock options and 64,631 shares of restricted stock to employees and directors.

Note 8.                                 Earnings per Share

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the three months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Weighted average common shares outstanding	3,259,902	3,068,991
Net income available to common stockholders	$274,978	$106,270
Basic earnings per share	$0.08	$0.03

The following table presents a reconciliation of the components used to compute diluted earnings per share for the three months and ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Weighted average common shares outstanding	3,259,902	3,068,991
Weighted average of net additional shares from restricted stock awards	23,676	13,204
Weighted average number of shares outstanding	3,283,578	3,082,195

Net income available to common stockholders	$274,978	$106,270
Diluted earnings per share	$0.08	$0.03

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

There were no transfers between levels during the three months ended September 30, 2015, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at September 30, 2015.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 9.                                 Fair Value Measurements (Continued)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and June 30, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at September 30, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$856,963	$-	$856,963	$-

Fair Value Measurement at June 30, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$420,248	$-	$420,248	$-

Assets and liabilities recorded at fair value on a nonrecurring basis:  A description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Impaired Loans – From time to time, a loan is considered impaired and an allowance for credit losses is established.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell.  The fair value of collateral was determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of competables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 9.                                 Fair Value Measurements (Continued)

At September 30, 2015 and June 30, 2015 the fair value of impaired loans and foreclosed assets were immaterial.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 9.                                 Fair Value Measurements (Continued)

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
September 30, 2015	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$10,282,118	$10,282,000
Time deposits with financial institutions	Level 2	500,000	500,000
Securities available-for-sale	See previous table	856,963	857,000
Securities held-to-maturity	Level 2	3,231,585	3,253,000
Federal Home Loan Bank stock	Level 1	227,600	228,000
Loans, net	Level 2	185,921,589	185,995,000
Accrued interest receivable	Level 1	1,402,776	1,403,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	21,670,607	21,671,000
Interest-bearing deposits	Level 2	153,093,550	151,767,000
Accrued interest payable and other liabilities	Level 1	1,054,644	1,055,000

	Fair Value	Carrying	Estimated
June 30, 2015	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$21,512,653	$21,513,000
Time deposits with financial institutions	Level 2	500,000	500,000
Securities available-for-sale	See previous table	420,248	420,000
Securities held-to-maturity	Level 2	3,276,752	3,298,000
Federal Home Loan Bank stock	Level 1	226,800	227,000
Loans, net	Level 2	178,423,486	178,458,000
Accrued interest receivable	Level 1	1,765,189	1,765,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	21,779,092	21,779,000
Interest-bearing deposits	Level 2	152,989,829	151,248,000
Accrued interest payable and other liabilities	Level 1	18,408,315	18,408,000

Note 10.                          Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) components were as follows:

	September 30, 2015	June 30, 2015
Unrealized holding gains (losses) on securities available-for-sale	$(1,033)	$(6,144)
Tax benefit	351	2,089

	$(682)	$(4,055)

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 11.         Income Taxes

	Three months ended
	September 30, 2015	September 30, 2014
Provision computed at the statutory federal tax rate	$(106,750)	$(56,519)
State income taxes, net of federal tax	(11,986)	(5,532)
Release of unearned EOSP shares and stock awards	1,946	29,894
Nondeductible expenses	(1,990)	(1,304)
Valuation allowance adjustment	79,000	-
Return-to-provision, net	-	$(21,617)
Other	787	(4,884)

	$(38,993)	$(59,962)

Item 2.                                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at September 30, 2015 and for the three months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.  All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

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

Comparison of Financial Condition at September 30, 2015 and June 30, 2015

Assets.  Total assets at September 30, 2015 were $211.6 million, a decrease of $3.4 million, or 1.6%, from $215.0 million at June 30, 2015.  The decrease was primarily due to a decrease in federal funds sold and interest-bearing deposits, partially offset by increases in securities and net loans.  Federal funds sold and interest-bearing deposits decreased $11.2 million, or 52.2%, to $10.3 million at September 30, 2015 from $21.5 million at June 30, 2015.  This reduction was due to the increase in net loans, purchase of a security, and cash distributed to potential stockholders for over subscription on stock offering.  Securities increased $392,000, or 10.6%, to $4.1 million at September 30, 2015 from $3.7 million at June 30, 2015.  This increase was a result of purchasing one security classified as available-for-sale.  Net loans increased $7.5 million, or 4.2%, to $185.9 million at September 30, 2015 from $178.4 million at June 30, 2015.  The Company experience loan growth in all three market areas. Foreclosed assets decreased $13,000, or 3.6%, to $337,000 at September 30, 2015 from $350,000 at June 30, 2015.  This decrease was a result of selling items on hand.

Nonperforming Assets and Allowance for Loan Losses.  We had non-performing assets of $1.9 million, or 0.9% of total assets as of September 30, 2015 and $1.8 million, or 0.9% of total assets as of June 30, 2015.  The allowance for loan losses totaled $2.7 million at September 30, 2015 and $2.6 million at June 30, 2015.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.4% at September 30, 2015 and 1.4% at June 30, 2015.  The allowance for loan losses to non-performing loans was 142.1% at September 30, 2015 and 175.6% at June 30, 2015.  This change is a result of the allowance balance increasing more than the non-performing assets.

Deposits. Total deposits decreased $5,000, or 0.0%, to $174.8 million at September 30, 2015 from $174.8 million at June 30, 2015.  The decrease in deposits was a result of reduced balances in demand, NOW, and certificates of deposit, offset by increases in money market and savings.  Demand deposits decreased $108,000, or 0.5%, to $21.7 million at September 30, 2015 from $21.8 million at June 30, 2015.  NOW accounts decreased $993,000, or 2.4%, to $40.2 million at September 30, 2015 from $41.2 million at June 30, 2015.  Certificates of deposit decreased $1.4 million, or 2.9%, to $46.0 million at September 30, 2015 from $47.4 million at June 30, 2015.  Money market accounts increased $2.2 million, or 4.3%, to $53.5 million at September 30, 2015 from $51.3 million at June 30, 2015.  Savings accounts increased $230,000, or 1.8%, to $13.3 million at September 30, 2015 from $13.1 million at June 30, 2015.

Stockholders’ Equity. Total stockholder’s equity increased $10.2 million, or 4.9%, to $35.1 million at September 30, 2015 from $21.0 million at June 30, 2015.  This increase was a result of the stock offering and net income of $275,000.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

General. Net income for the three months ended September 30, 2015 was $275,000.  This represented an increase of $169,000, or 158.8%, from net income of $106,000 for the three months ended September 30, 2014.

Interest Income. Total interest income for the three months ended September 30, 2015 increased $285,000, or 15.5%, to $2.1 million, from $1.8 million for the three months ended September 30, 2014.  The increase in interest income was due to increases in loans and interest-bearing bank balances.

Interest income from loans increased $292,000, or 16.3%, to $2.1 million for the three months ended September 30, 2015 from $1.8 million for the same period in 2014.  The increase in interest income from loans was due primarily to an increase of $21.9 million in average loan balances.  Average loan balances were $183.6 for the three months ended September 30, 2015 compared to $161.7 million for the three months ended September 30, 2014.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated by our Omaha branch.  The average yield on loans increased 11 basis points to 4.53% during the three months ended September 30, 2015 from 4.42% for the three months ended September 30, 2014.

Interest income from interest-bearing balances increased $4,000, or 100.0%, to $8,000 for the three months ended September 30, 2015 from $4,000 for the three months ended September 30, 2014.  This increase was due to an increase in average balances.

Interest income from securities and FHLB Stock decreased $11,000, or 22.0%, $39,000 for the three months ended September 30, 2015 from $50,000 for the three months ended September 30, 2014.  The cause for these decreases is primarily a reduction in average balances.

Interest Expense.   Interest expense decreased $23,000, or 8.5%, to $248,000 for the three months ended September 30, 2015 from $271,000 for the three months ended September 30, 2014.  Interest expense on deposits increased $38,000, or 18.1%, to $248,000 for the three months ended September 30, 2015 from $210,000 for the three months ended September 30, 2014.  This increase is primarily due to increased average balances.  Average balances for the three months ended September 30, 2015 was $153.1 million compared to $130.9 million for the three months ended September 30, 2014.  Interest expense on FHLB advances decreased $60,000, or 100.0%, to nothing for the three months ended September 30, 2015 compared to $60,000 for the three months ended September 30, 2014.  This was a result of no FHLB advances outstanding during the three months ended September 30, 2015.

Net Interest Income. Net interest income increased $308,000, or 19.6%, to $1.9 million for the three months ended September 30, 2015 from $1.6 million for the three months ended September 30, 2014.  Average interest-earning assets were

$197.5 million for the three months ended September 30, 2015 and $168.9 million for the three months ended September 30, 2014, while the average yield was 4.30% and 4.36% for the respective periods.  Our net interest spread increased 5 basis points to 3.65% for the three months ended September 30, 2015 compared to 3.60% for the three months ended September 30, 2014.  Our net interest margin also increased 8 basis points to 3.80% for the three months ended September 30, 2015 from 3.72% for the three months ended September 30, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 1,115 basis points to 129.0% for the three months ended September 30, 2015 from 117.9% for the three months ended September 30, 2014.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriates to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimate value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $73,000 for the three months ended September 30, 2015 and a provision of $147,000 for the three months ended September 30, 2014.  The provision for loan losses for the three months ended September 30, 2015 and 2014 was a result of loan growth.  The allowance for loan losses was $2.7 million, or 1.4% of loans outstanding at September 30, 2015 compared to 1.6% of loans outstanding at September 30, 2014.  The non-performing assets to total assets ratio at September 30, 2015 was 0.9% as compared to 0.8% at September 30, 2014.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2015 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $42,000, or 7.4%, to $613,000 for the three months ended September 30, 2015 from $571,000 for the three months September 30, 2014.  The Company experienced increases in brokerage fee income, gain on sale of loans, other loan fees and other income.  Offsetting these increases was a decrease in service charges on deposit accounts.  Brokerage fee income increased $30,000, or 2.4%, to $157,000 for the three months ended September 30, 2015 from $127,000 for the three months ended September 30, 2014.  Gain on sale of loans increased $5,000, or 2.3%, to $216,000 for the three months ended September 30, 2015 from $211,000 for the three months ended September 30, 2014.  Other loan fees increased $4,000, or 6.3%, to $67,000 for the three months ended September 30, 2015 from $63,000 for the three months September 30, 2014.  Other income increased $9,000, or 56.3%, to $25,000 for the three months ended September 30, 2015 from $16,000 for the three months ended September 30, 2014.  Service charges on deposit accounts decreased $7,000, or 4.5%, to $147,000 for the three months ended September 30, 2015 from $154,000 for the three months ended September 30, 2014.

Non-Interest Expense Non-interest expense increased $276,000, or 15.1%, to $2.1 million for the three months ended September 30, 2015 from $1.8 million for the three months ended September 30, 2014.  This increase is primarily due to increases in salaries and employee benefits, data processing fees, advertising and public relations, and professional fees.  Salaries and employee benefits increased $86,000, or 7.8%, to $1.2 million for the three months ended September 30, 2015 from $1.1 million for the three months ended September 30, 2014.  This increase was due to customary raises and increased benefits costs for existing personnel and bonuses tied to bank performance.  Data processing fees increased $55,000, or 75.3%, to $128,000 for the three months ended September 30, 2015 from $73,000 for the three months ended September 30, 2014.  Advertising and public relations increased $23,000, or 59.0%, to $62,000 for the three months ended September 30, 2015 to $39,000 for the three months ended September 30, 2014.  Professional fees increased $91,000, or 108.3%, to $175,000 for the three months ended September 30, 2015 from $84,000 for the three months ended September 30, 2014.  This increase is related to additional fees required for public reporting companies.

Income Tax Expense. For the three months ended September 30, 2015, income tax expense was $39,000 compared to $60,000 for the three months ended September 30, 2014.  Income tax expense for the current period increased due to increased pretax operating profit; however this increase was offset by reversing an income tax valuation allowance.  This valuation allowance was reversed based on the calculation of estimated of deferred income tax.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$9,855	$8	0.32%	$2,184	$4	0.73%
Securities	3,798	38	4.00%	4,410	44	3.99%
Loans receivable	183,634	2,078	4.53%	161,724	1,786	4.42%
FHLB common stock	227	1	1.76%	555	6	4.32%
Total interest-earning assets	197,514	2,125	4.30%	168,873	1,840	4.36%
Total noninterest-earning assets	14,120			15,559
Total assets	$211,634			$184,432

Interest-bearing liabilities:
Savings accounts	$13,185	$8	0.24%	$12,171	$8	0.26%
NOW accounts	40,638	39	0.38%	34,741	30	0.35%
Money market accounts	52,440	89	0.68%	39,672	56	0.56%
Certificates of deposit	46,847	112	0.96%	44,279	116	1.05%
Total deposits	153,110	248	0.65%	130,863	210	0.64%
Federal funds purchased and securities sold under repurchase agreements	-	-	0.00%	1,632	1	0.25%
FHLB advances	-	-	0.00%	10,802	60	2.22%
Total interest-bearing liabilities	153,110	248	0.65%	143,297	271	0.76%
Noninterest-bearing demand deposits - checking accounts	20,121			19,019
Other liabilities	12,616			2,059
Total liabilities	185,847			164,375

Stockholders’ equity	25,787			20,057
Total liabilities and stockholders’ equity	$211,634			$184,432

Net interest income		$1,877			$1,569
Net interest rate spread			3.65%			3.60%
Net interest-earning assets	$44,404			$25,576
Net interest margin			3.80%			3.72%
Average interest-earning assets to average interest-bearing liabilities			129.00%			117.85%

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

	September 30, 2015			September 30, 2014
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$7	$(3)	$4	$(11)	$1	$(10)
Securities	(6)	-	(6)	19	11	30
Federal funds sold	-	-	-	(1)	-	(1)
FHLB Stock	(3)	(2)	(5)	(6)	6	-
Loans receivable	247	45	292	338	(352)	(14)
Total interest-earning assets	245	40	285	339	(334)	5

Interest-bearing liabilities:
Savings accounts	1	(1)	-	2	1	3
NOW accounts	5	4	9	6	-	6
Money market accounts	21	12	33	7	3	10
Certificates of deposit	6	(10)	(4)	4	(3)	1
Federal funds purchased and securities sold under repurchase agreements	(1)	-	(1)	1	(3)	(2)
FHLB advances	(60)	-	(60)	1	(1)	-
Total interest-bearing liabilities	(28)	5	(23)	21	(3)	18

Change in net interest income	$273	$35	$308	$318	$(331)	$(13)

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Liquid assets, which include cash and cash equivalents, interest-earning time deposits with other financial institutions and securities available-for-sale, totaled $11.6 million, or 5.3% of total assets at September 30, 2015, as compared to $22.4 million, or 10.2% of total assets, at June 30, 2015.   We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the FHLB of Topeka and Midwest Independent Bank amounted to $7.0 million at September 30, 2015 and $18.5 million at June 30, 2015.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used by operating activity was $128,000 and $20,000 for the three months ended September 30, 2015 and 2014, respectively.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, was $7.4 million and $4.9 million for the three months ended September 30, 2015 and 2014, respectively.  During the three months ended September 30, 2015 the Company purchased $469,000 of securities classified as available-for-sale.  During the three months ended September 30, 2014 there were no securities purchased or sold.  Net cash provided and used by financing activities, consisted primarily of deposit account activity and costs associated with the stock offering.  For the three months ended September 30, 2015 net cash used by financing activities was $3.7 million.  For the three months ended September 30, 2014 net cash provided by financing activities was $3.7 million.

Off-Balance-Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit.  For information about or loan commitments, letters of credit, unused lines of credit and standby letters of credit, see note 14 of the notes to the Company’s unaudited consolidated financial statements.

For the three months ended September 30 2015, we did not engage in any off-balance sheet transactions, other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements that are applicable to the Company, please see Note 3 of the notes to the Company’s consolidated financial statements, beginning on page 7.

Effect of Inflation and Changing Prices

Item 3.                                 Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable because we are a smaller reporting company.

Item 4.                                 Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                 Legal Proceedings.

At September 30, 2015, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

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

31.1                        Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                        Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                        Certification of Principal Executive Officer pursuant pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                        Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                           The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: November 12, 2015	By:	/s/ Thomas E. Gdowski
Thomas E. Gdowski
President and CEO

Dated: November 12, 2015	By:	/s/ Darcy M. Ray
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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.