Form 10-Q
period 2015-12-31
Equitable Financial Corp.
filed 2016-02-10
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of February 10, 2016 were:  3,477,328.

EQUITABLE FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	December 31, 2015	June 30, 2015
Assets
Cash and due from financial institutions	$3,448,241	$3,037,653
Interest-earning deposits	17,324,196	18,475,000
	20,772,437	21,512,653
Time deposits with financial institutions	—	500,000
Securities available-for-sale	787,648	420,248
Securities held-to-maturity	804,909	3,276,752
Federal Home Loan Bank stock, at cost	228,400	226,800
Loans, net of allowance for loan losses of $2,817,000 and $2,583,000, respectively	189,733,008	178,423,486
Premises and equipment, net	5,412,566	5,551,790
Foreclosed assets, net	336,979	349,708
Accrued interest receivable	1,074,691	1,044,271
Deferred taxes, net	1,639,192	1,765,189
Other assets	2,183,592	1,958,816

Total assets	$222,973,422	$215,029,713

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$26,213,854	$21,779,092
Interest-bearing deposits	160,021,215	152,989,829
	186,235,069	174,768,921
Advance payments from borrowers for taxes and insurance	411,049	404,467
Accrued interest payable and other liabilities	447,252	18,408,315
Total liabilities	187,093,370	193,581,703

Common stock in ESOP subject to contingent repurchase obligation	510,478	516,800

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 and 14,000,000 shares authorized 3,477,328 and 3,297,509 shares issued at December 31, 2015 and June 30, 2015, respectively	34,773	32,975
Additional paid-in capital	26,882,088	13,086,447
Retained earnings	10,682,257	10,185,155
Unearned ESOP shares	(1,315,250)	(408,750)
Shares reserved for stock compensation	(401,706)	(465,080)
Treasury stock at cost; 114,505 shares at June 30, 2015	—	(978,682)
Accumulated other comprehensive loss, net of tax	(2,110)	(4,055)
Reclassification of ESOP shares	(510,478)	(516,800)
Total stockholders’ equity	35,369,574	20,931,210

Total liabilities and stockholders’ equity	$222,973,422	$215,029,713

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Interest income:
Loans	$2,035,329	$1,805,578	$4,113,552	$3,591,852
Securities	21,007	50,754	60,966	104,565
Other	11,804	5,485	18,599	5,737
Total interest income	2,068,140	1,861,817	4,193,117	3,702,154

Interest expense:
Deposits	258,286	231,013	505,772	440,958
Federal Home Loan Bank borrowings	—	61,000	—	122,112
Other	209	—	444	—
Total interest expense	258,495	292,013	506,216	563,070

Net interest income	1,809,645	1,569,804	3,686,901	3,139,084
Provision for loan losses	84,401	(20)	157,345	146,879
Net interest income after provision for loan losses	1,725,244	1,569,824	3,529,556	2,992,205

Noninterest income:
Service charges on deposit accounts	138,077	144,682	285,456	298,697
Brokerage fee income	156,353	145,528	313,538	272,832
Gain on sale of loans	196,863	205,208	413,062	416,240
Other loan fees	72,073	65,483	139,568	128,090
Other income	48,782	32,665	73,284	48,796
Total noninterest income	612,148	593,566	1,224,908	1,164,655

Noninterest expense:
Salaries and employee benefits	1,072,049	1,055,440	2,263,748	2,160,943
Director and committee fees	38,592	33,000	81,050	65,950
Data processing fees	129,858	2,466	257,377	75,797
Occupancy and equipment	212,382	226,071	431,700	452,045
Regulatory fees and deposit insurance premium	48,124	45,127	99,763	90,784
Advertising and public relations	53,675	46,493	115,753	85,705
Insurance and surety bond premiums	23,912	22,861	51,764	46,392
Professional fees	152,337	43,661	327,634	127,923
Supplies, telephone and postage	68,737	64,207	135,965	131,203
Other expenses	159,568	152,142	297,581	281,964
Total noninterest expense	1,959,234	1,691,468	4,062,335	3,518,706

Income before income taxes	378,158	471,922	692,129	638,154

Income tax expense	(156,034)	(76,264)	(195,027)	(136,226)

Net income	$222,124	$395,658	$497,102	$501,928

Basic earnings per share	$0.07	$0.13	$0.15	$0.16
Diluted earnings per share	$0.07	$0.13	$0.15	$0.16

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net income	$222,124	$395,658	$497,102	$501,928
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale, net of tax	(1,428)	3,366	1,945	698
Comprehensive income	$220,696	$399,024	$499,047	$502,626

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the six months ended December 31, 2015

(Unaudited)

					Shares		Accumulated	Amount
					Reserved for		Other	Reclassified
	Common	Additional	Retained	Unearned	Stock	Treasury	Comprehensive	on ESOP
	Stock	Paid-in Capital	Earnings	ESOP Shares	Compensation	Stock	(Loss)	Shares	Total

Balance, June 30, 2015	32,975	13,086,447	10,185,155	(408,750)	(465,080)	(978,682)	(4,055)	(516,800)	20,931,210

Net Income	—	—	497,102	—	—	—	—	—	497,102
Other comprehensive income	—	—	—	—	—	—	1,945	—	1,945
Stock Offering Proceeds	1,798	13,820,591	—	(951,912)	—	978,682	—	—	13,849,159
Release of 4,954 unearned ESOP shares	—	(6,122)	—	45,412	—	—	—	—	39,290
Stock compensation expense	—	(18,828)	—	—	63,374	—	—	—	44,546
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	—	6,322	6,322

Balance, December 31, 2015	$34,773	$26,882,088	$10,682,257	$(1,315,250)	$(401,706)	$—	$(2,110)	$(510,478)	$35,369,574

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	December 31, 2015	December 31, 2014
Cash Flows from Operating Activities:
Net income	$497,102	$501,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	173,977	152,826
Federal Home Loan Bank stock dividends	(1,600)	(12,100)
ESOP expense	39,290	24,928
Stock compensation expense	44,546	74,517
Amortization of deferred loan origination costs, net	219,645	233,758
Amortization of premiums and discounts	8,066	8,378
Amortization of prepayment penalty fee	—	102,306
Gain on sale of loans	(413,062)	(416,240)
Loss on sale of foreclosed assets	9,728	2,819
Loss on disposal of premises and equipment	50,293	—
Provision for loan losses	157,345	146,879
Deferred taxes	124,994	94,735
Loans originated for sale	(16,110,552)	(15,393,710)
Proceeds from sale of loans	16,420,589	15,706,369
Loss on investment in partnership	21,000	15,000
Changes in:
Accrued interest receivable	(30,420)	(130,508)
Other assets	(112,188)	8,681
Accrued interest payable and other liabilities	(627,614)	(253,121)
Net cash provided by operating activities	471,139	867,445

Cash Flows from Investing Activities:
Net change in loans	(11,694,276)	(8,074,853)
Proceeds from sale of foreclosed assets, net	3,000	59,681
Proceeds from maturity of time deposits with financial institutions	500,000	750,000
Securities available-for-sale:
Proceeds from calls and principal repayments	97,991	218,760
Purchases	(469,253)	—
Securities held-to-maturity:
Proceeds from calls and principal repayments	2,470,587	203,005
Redemption of Federal Home Loan Bank stock	—	24,900
Purchases of Federal Home Loan Bank stock	—	(13,500)
Purchase of premises and equipment	(85,046)	(275,298)
Net cash used in investing activities	(9,176,997)	(7,107,305)

(Continued)

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the six months ended
	December 31, 2015	December 31, 2014
Cash Flows from Financing Activities:
Net change in deposits	$11,466,148	$15,113,025
Proceeds from Federal Home Loan Bank borrowings	—	1,410,000
Repayments of Federal Home Loan Bank borrowings	—	(1,410,000)
Net change in advance payments from borrowers for taxes and insurance	6,582	31,679
Purchase of ESOP Shares	(951,912)	—
Expenses and return of proceeds in advance of offering	(2,555,176)	—
Net cash provided by financing activities	7,965,642	15,144,704

Increase (decrease) in cash and cash equivalents	(740,216)	8,904,844

Cash and Cash Equivalents:
Beginning	21,512,653	7,776,305

Ending	$20,772,437	$16,681,149

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$504,042	$554,008
Income taxes paid	$145,156	$102,202

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Basis of Presentation

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

Note 2.Stock Conversion

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

Note 3.New Accounting Pronouncements

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

Note 4.Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$790,844	$—	$(3,196)	$787,648

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$426,392	$—	$(6,144)	$420,248

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$202,159	$15,044	$—	$217,203
Municipal securities	602,750	1,566	—	604,316
	$804,909	$16,610	$—	$821,519

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$259,481	$18,101	$—	$277,582
Municipal securities	3,017,271	3,239	—	3,020,510
	$3,276,752	$21,340	$—	$3,298,092

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by the Government National Mortgage Association and local municipal securities.

The contractual maturities of the residential mortgage-backed securities at December 31, 2015 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.

There were no sales of securities for the six months ended December 31, 2015 and 2014.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements. The Company has not recognized other-than-temporary impairment on any securities for the six months ended December 31, 2015 and 2014.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Loans

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

The Company’s portfolio segments are as follows:

•	Commercial
•	Agricultural
•	Residential real estate
•	Other

The Company’s classes of loans are as follows:

•	Commercial – operating
•	Commercial – real estate
•	Agricultural – operating
•	Agricultural – real estate
•	Residential real estate – 1-4 family
•	Residential real estate – home equity
•	Other – construction and land
•	Other – consumer

Loans are as follows:

	December 31, 2015	June 30, 2015
Commercial:
Operating	$15,785,940	$14,967,289
Real estate	58,985,568	56,609,106
Agricultural:
Operating	27,673,428	27,229,622
Real estate	21,705,106	21,048,555
Residential real estate:
1-4 family	41,440,668	40,892,433
Home equity	13,033,413	10,760,935
Other:
Construction and land	10,016,989	5,844,461
Consumer	3,324,295	3,092,798
Total loans	191,965,407	180,445,199

Deferred loan origination costs, net	584,601	561,287
Allowance for loan losses	(2,817,000)	(2,583,000)
	(2,232,399)	(2,021,713)

Loans, net	$189,733,008	$178,423,486

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Changes in the allowance for loan losses, by portfolio segment are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended December 31, 2015
Balance, beginning	$1,140,000	$726,000	$669,000	$149,000	$2,684,000
Provision charged to expense	36,906	22,000	2,775	22,720	84,401
Recoveries	49,358	—	225	1,002	50,585
Loans charged off	(1,264)	—	—	(722)	(1,986)
Balance, ending	$1,225,000	$748,000	$672,000	$172,000	$2,817,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended December 31, 2014
Balance, beginning	$1,316,000	$635,000	$618,000	$114,000	$2,683,000
Provision charged to expense	53,586	12,000	4,630	(70,236)	(20)
Recoveries	1,934	—	370	75,976	78,280
Loans charged off	(355,520)	—	—	(2,740)	(358,260)
Balance, ending	$1,016,000	$647,000	$623,000	$117,000	$2,403,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the six months ended December 31, 2015
Balance, beginning	$1,124,000	$697,000	$644,000	$118,000	$2,583,000
Provision charged to expense	27,554	51,000	27,316	51,475	157,345
Recoveries	74,710	—	684	4,394	79,788
Loans charged off	(1,264)	—	—	(1,869)	(3,133)
Balance, ending	$1,225,000	$748,000	$672,000	$172,000	$2,817,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the six months ended December 31, 2014
Balance, beginning	$1,237,000	$646,000	$586,000	$105,000	$2,574,000
Provision charged to expense	181,525	1,000	24,219	(59,865)	$146,879
Recoveries	3,056	—	12,781	76,076	$91,913
Loans charged off	(405,581)	—	—	(4,211)	$(409,792)
Balance, ending	$1,016,000	$647,000	$623,000	$117,000	$2,403,000

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The allowance for loan losses, by impairment evaluation and portfolio segment is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	December 31, 2015
Allowance for loans individually evaluated for impairment	$17,757	$28,957	$19,873	$—	$66,587
Allowance for loans collectively evaluated for impairment	1,207,243	719,043	652,127	172,000	2,750,413
	$1,225,000	$748,000	$672,000	$172,000	$2,817,000

Loans individually evaluated for impairment	$721,654	$1,161,450	$4,094,521	$9,522	$5,987,147
Loans collectively evaluated for impairment	74,049,854	48,217,084	50,379,560	13,331,762	185,978,260
	$74,771,508	$49,378,534	$54,474,081	$13,341,284	$191,965,407

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	June 30, 2015
Allowance for loans individually evaluated for impairment	$5,617	$—	$19,949	$—	$25,566
Allowance for loans collectively evaluated for impairment	1,118,383	697,000	624,051	118,000	2,557,434
	$1,124,000	$697,000	$644,000	$118,000	$2,583,000

Loans individually evaluated for impairment	$549,983	$482,442	$3,802,074	$7,678	$4,842,177
Loans collectively evaluated for impairment	71,026,412	47,795,735	47,851,294	8,929,581	175,603,022
	$71,576,395	$48,278,177	$51,653,368	$8,937,259	$180,445,199

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

For all classes of loans, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•	The loan is current, and all principal and interest amounts contractually due have been made
•	The loan is well secured and in the process of collection
•	Prospects for future principal and interest payments are not in doubt

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	December 31, 2015
Classes of loans:
Commercial:
Operating	$15,785,940	$—	$—	$—	$15,785,940	$272,502
Real estate	58,514,744	69,699	—	401,125	58,985,568	401,126
Agricultural:
Operating	27,645,301	28,127	—	—	27,673,428	212,727
Real estate	21,705,106	—	—	—	21,705,106	658,723
Residential real estate:
1-4 family	40,997,168	90,167	—	353,333	41,440,668	627,324
Home equity	12,998,555	14,985	—	19,873	13,033,413	32,954
Other:
Construction and land	10,016,989	—	—	—	10,016,989	—
Consumer	3,300,729	9,349	4,125	10,092	3,324,295	18,811
	$190,964,532	$212,327	$4,125	$784,423	$191,965,407	$2,224,167

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	June 30, 2015
Classes of loans:
Commercial:
Operating	$14,933,071	$34,218	$—	$—	$14,967,289	$426,808
Real estate	56,415,655	193,451	—	—	56,609,106	235,844
Agricultural:
Operating	27,229,622	—	—	—	27,229,622	—
Real estate	21,033,555	15,000	—	—	21,048,555	—
Residential real estate:
1-4 family	39,866,787	1,024,437	1,209	—	40,892,433	487,345
Home equity	10,726,023	19,949	14,963	—	10,760,935	20,885
Other:
Construction and land	5,844,461	—	—	—	5,844,461	—
Consumer	3,062,373	30,425	—	—	3,092,798	7,960
	$179,111,547	$1,317,480	$16,172	$—	$180,445,199	$1,178,842

For commercial and agriculture loans, the Company utilizes the following internal risk rating scale:

Highest Quality (rating 1) -- Loans represent a credit extension of the highest quality. Excellent liquidity, management and character in an industry with favorable conditions. High quality financial information, history of strong cash flows and superior collateral including readily marketable assets, prime real estate, U.S. government securities, U.S. government agencies, highly rated municipal bonds, insured savings accounts, and insured certificates of deposit drawn on high-quality financial institutions.

Good Quality (rating 2) -- Loans which have a sound primary and secondary source of repayment. Strong to good liquidity, management and character in an industry with favorable conditions. Good quality financial information and margins of cash flow coverage is consistently good. Loans may be unsecured, secured by quality (but less readily marketable) assets, high quality real estate or traded stocks, lower grade municipal bonds (which must still be investment grade), and uninsured certificates of deposit on other financial institutions may also be included in this grade.

Acceptable Quality (rating 3) -- Loans where the borrower is a reasonable credit risk and demonstrates the ability to repay the debt from normal business operations. Good liquidity, management and character in an industry that is more sensitive to external factors. Alternative sources of refinancing may be less available in periods of uncertain economic conditions. Term debt is moderate but cash flow margins fall within bank policy guidelines. Quality of financial information is adequate but is not as detailed and sophisticated as information found on higher-grade loans. Secured by business assets that conform to usual lending parameters for margin and eligibility or real estate that is deemed to be of satisfactory quality in an area that may not be prime but still within viable economic centers.

Fair Quality (rating 4) -- Loans where the borrower is a reasonable credit risk but shows a more erratic earnings history (a loss may have been realized in the past four years). Liquidity is limited and primary repayment is susceptible to unfavorable external factors. Industry characteristics are generally stable. Borrower is more highly leveraged with increased levels of term debt. Cash flow margins remain adequate but may not fall within the policy guidelines. Quality of financial information is adequate and interim reporting may be required. Secured by business assets with an adequate collateral margin or real estate that is of fair quality and location. Property may have limited alternative uses and may be considered a "special use" facility.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Special Mention (rating 5) -- Loans in this category have the potential for developing weaknesses that deserve extra attention from the account manager and other management personnel. If the developing weakness is not corrected or mitigated, the ability of the borrower to repay the Company's debt in the future may deteriorate. This grade should not be assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. If a loan's actual, not potential, weakness or problems are clearly evident and significant it should generally be graded in one of the following grade categories.

Substandard (rating 6) -- Loans and other credit extensions are considered to be inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. These loans, even if apparently protected by collateral value, have a well-defined weakness or weaknesses that jeopardize the liquidation of debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard.

Doubtful (rating 7) -- Loans and other credit extensions have all the weaknesses inherent in those graded "6" with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include: proposed merger, acquisition, or liquidation actions; capital injection; perfecting liens on collateral and refinancing plans. Loans in this classification should be placed in non-accrual status, with collections applied to principal.

Loss (rating 8) -- Loans are considered uncollectible and cannot be justified as a viable asset of the Bank. This classification does not mean the loan has absolutely no recovery value. However, it is not prudent to delay writing off this loan even though partial recovery may be obtained in the future.

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

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of:

	Commercial —	Commercial —	Agricultural —	Agricultural —
	Operating	Real Estate	Operating	Real Estate	Total
	December 31, 2015
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$1,054,428	$190,000	$1,244,428
Good Quality (rating 2)	271,617	1,189,255	9,976,997	4,116,728	15,554,597
Acceptable Quality (rating 3)	7,299,269	36,747,288	7,426,906	10,470,873	61,944,336
Fair Quality (rating 4)	7,930,117	19,301,316	8,328,593	5,978,782	41,538,808
Special Mention (rating 5)	—	—	673,778	—	673,778
Substandard (rating 6)	284,937	1,747,709	212,726	948,723	3,194,095
Doubtful (rating 7)	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—
	$15,785,940	$58,985,568	$27,673,428	$21,705,106	$124,150,042

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Commercial —	Commercial —	Agricultural —	Agricultural —
	Operating	Real Estate	Operating	Real Estate	Total
	June 30, 2015
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$257,515	$190,000	$447,515
Good Quality (rating 2)	333,434	4,913,937	10,029,448	5,089,523	20,366,342
Acceptable Quality (rating 3)	8,409,732	30,494,389	9,089,993	9,542,877	57,536,991
Fair Quality (rating 4)	5,880,641	19,404,832	7,622,340	5,754,038	38,661,851
Special Mention (rating 5)	—	—	—	—	—
Substandard (rating 6)	343,482	1,795,948	230,326	472,117	2,841,873
Doubtful (rating 7)	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—
	$14,967,289	$56,609,106	$27,229,622	$21,048,555	$119,854,572

	Residential RE —	Residential RE —	Other — Construction	Other —
	1-4 Family	Home Equity	and Land	Consumer	Total
	December 31, 2015
Delinquency status*:
Performing	$40,723,177	$12,985,474	$10,016,989	$3,295,857	$67,021,497
Nonperforming	717,491	47,939	—	28,438	793,868
	$41,440,668	$13,033,413	$10,016,989	$3,324,295	$67,815,365

	Residential RE —	Residential RE —	Other — Construction	Other —
	1-4 Family	Home Equity	and Land	Consumer	Total
	June 30, 2015
Delinquency status*:
Performing	$39,488,822	$10,726,024	$5,844,461	$3,056,267	$59,115,574
Nonperforming	1,403,611	34,911	—	36,531	1,475,053
	$40,892,433	$10,760,935	$5,844,461	$3,092,798	$60,590,627

*Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At December 31, 2015 and June 30, 2015, the Company had no loans greater than 90 days past due and still accruing.

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
	December 31, 2015
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$267,744	$266,303	$—
Real estate	183,807	180,528	—
Agricultural:
Operating	7,741	7,726	—
Real estate	969,761	948,724	—
Residential real estate:
1-4 family	4,031,197	4,013,509	—
Home equity	61,258	61,063	—
Other:
Consumer	10,112	9,522	—
	5,531,620	5,487,375	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	290,468	274,823	17,757
Agricultural:
Operating	207,809	205,000	28,957
Residential real estate:
Home equity	20,296	19,949	19,873
	518,573	499,772	66,587

Total impaired loans:
Commercial:
Operating	558,212	541,126	17,757
Real estate	183,807	180,528	—
Agricultural:
Operating	215,550	212,726	28,957
Real estate	969,761	948,724	—
Residential real estate:
1-4 family	4,031,197	4,013,509	—
Home equity	81,554	81,012	19,873
Other:
Consumer	10,112	9,522	—
	$6,050,193	$5,987,147	$66,587

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	June 30, 2015
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$274,833	$273,212	$—
Real estate	228,889	220,598	—
Agricultural:
Operating	10,344	10,326	—
Real estate	480,879	472,116	—
Residential real estate:
1-4 family	3,730,154	3,718,852	—
Home equity	63,575	63,273	—
Other:
Consumer	8,138	7,678	—
	4,796,812	4,766,055	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	56,246	56,173	5,617
Residential real estate:
Home equity	20,060	19,949	19,949
	76,306	76,122	25,566

Total impaired loans:
Commercial:
Operating	331,079	329,385	5,617
Real estate	228,889	220,598	—
Agricultural:
Operating	10,344	10,326	—
Real estate	480,879	472,116	—
Residential real estate:
1-4 family	3,730,154	3,718,852	—
Home equity	83,635	83,222	19,949
Other:
Consumer	8,138	7,678	—
	$4,873,118	$4,842,177	$25,566

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans, for which no allowance has been provided as of December 31, 2015 and June 30, 2015, have adequate collateral, based on management’s current estimates.

	For the three months ended
	December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$275,575	$4,445	$49,909	$917
Real estate	182,423	—	241,247	3,505
Agricultural:
Operating	8,396	108	—	—
Real estate	868,712	13,054	—	—
Residential real estate:
1-4 family	4,053,483	63,044	4,033,306	51,334
Home equity	61,772	983	66,168	988
Other:
Consumer	10,571	90	10,633	152
	5,460,932	81,724	4,401,263	56,896

Impaired loans with specific allowance recorded:
Commercial:
Operating	288,647	574	61,050	1,016
Agricultural:
Operating	208,128	14,843	—	—
Residential real estate:
1-4 family	—	—	69,763	—
Home equity	20,218	196	20,938	208
	516,993	15,613	151,751	1,224

Total impaired loans:
Commercial:
Operating	564,222	5,019	110,959	1,933
Real estate	182,423	—	241,247	3,505
Agricultural:
Operating	216,524	14,951	—	—
Real estate	868,712	13,054	—	—
Residential real estate:
1-4 family	4,053,483	63,044	4,103,069	51,334
Home equity	81,990	1,179	87,106	1,196
Other:
Consumer	10,571	90	10,633	152
	$5,977,925	$97,337	$4,553,014	$58,120

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	For the six months ended
	December 31, 2015		December 31, 2014
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$276,207	$7,130	$52,125	$2,022
Real estate	183,969	2,331	242,461	7,819
Agricultural:
Operating	9,043	234	—	—
Real estate	856,291	14,233	—	—
Residential real estate:
1-4 family	4,032,597	112,943	4,055,577	105,560
Home equity	62,416	2,092	66,580	2,136
Other:
Consumer	11,351	265	11,092	409
	5,431,874	139,228	4,427,835	117,946

Impaired loans with specific allowance recorded:
Commercial:
Operating	287,802	1,799	61,700	1,572
Agricultural:
Operating	212,537	14,843	—	—
Residential real estate:
1-4 family	—	—	69,417	2,181
Home equity	20,178	840	21,291	746
	520,517	17,482	152,408	4,499

Total impaired loans:
Commercial:
Operating	564,009	8,929	113,825	3,594
Real estate	183,969	2,331	242,461	7,819
Agricultural:
Operating	221,580	15,077	—	—
Real estate	856,291	14,233	—	—
Residential real estate:
1-4 family	4,032,597	112,943	4,124,994	107,741
Home equity	82,594	2,932	87,871	2,882
Other:
Consumer	11,351	265	11,092	409
	$5,952,391	$156,710	$4,580,243	$122,445

The Company's troubled debt restructuring as of December 31, 2015 and June 30, 2015 were not material to the consolidated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.Regulatory Matters

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of December 31, 2015, that the Bank meets all capital adequacy requirements to which it is subject.

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2015
Total capital (to risk-weighted assets)	$27,835	14.8%	$15,070	8.0%	$18,837	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	26,518	13.5%	8,477	4.5%	12,244	6.5%
Tier 1 (core) capital (to risk-weighted assets)	25,469	13.5%	11,302	6.0%	15,070	8.0%
Tier 1 (core) capital (to adjusted total assets)	25,469	11.7%	8,698	4.0%	10,872	5.0%

June 30, 2015
Total capital (to risk-weighted assets)	$20,626	11.5%	$14,306	8.0%	$17,882	10.0%
Common equity Tier 1 capital (to risk-weighted	18,379	10.3%	8,047	4.5%	11,624	6.5%
Tier 1 (core) capital (to risk-weighted assets)	18,379	10.3%	10,729	6.0%	14,306	8.0%
Tier 1 (core) capital (to adjusted total assets)	18,379	9.1%	8,056	4.0%	10,070	5.0%

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 7.Employee Benefit Plan

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  Contributions were made of $44,138 and $42,038 for the six months ended December 31, 2015 and 2014.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets.  Annual principal and interest payments for the note dated November 8, 2005 are made by the ESOP prior to the calendar year December 31, 2015.  Annual principal and interest payments from the note dated July 8, 2015 are approximately $65,000.

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

The ESOP has a plan year-end of December 31.  The Company recorded compensation expense of $39,290 and $24,928 for the six months ended December 31, 2015 and 2014, respectively.

Shares held by the ESOP were as follows:

	December 31, 2015	June 30, 2015
Allocated shares	72,050	61,249
Unearned ESOP shares	158,633	45,417

Total ESOP shares	230,683	106,666

Fair value of unearned ESOP shares	$1,397,557	$411,024

Fair value of allocated shares subject to repurchase obligation	$510,478	$516,800

The Company approved the Equitable Financial Corp. 2006 Equity Incentive Plan in November 2006.  Under this plan, the Company may award up to 161,577 stock options and 64,631 shares of restricted stock to employees and directors.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 8.Earnings per Share

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the three and six months ended December 31, 2015 and 2014:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Weighted average common shares outstanding	3,261,989	3,094,146	3,258,318	3,077,625
Net income available to common stockholders	$222,124	$395,658	$497,102	$501,928
Basic earnings per share	$0.07	$0.13	$0.15	$0.16

The following table presents a reconciliation of the components used to compute diluted earnings per share for the three and six months and ended December 31, 2015 and 2014:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Weighted average common shares outstanding	3,261,989	3,094,146	3,258,318	3,077,625
Weighted average of net additional shares from restricted stock awards	23,567	14,483	24,829	41,703
Weighted average number of shares outstanding	3,285,556	3,108,629	3,283,147	3,119,328

Net income available to common stockholders	$222,124	$395,658	$497,102	$501,928
Diluted earnings per share	$0.07	$0.13	$0.15	$0.16

Note 9.Fair Value Measurements

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

There were no transfers between levels during the six months ended December 31, 2015, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at December 31, 2015.

Assets and liabilities recorded at fair value on a recurring basis: A description of the valuation methodologies used for assets and liabilities measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below:

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Securities Available-for-Sale — Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and June 30, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at December 31, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$787,648	$—	$787,648	$—

Fair Value Measurement at June 30, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$420,248	$—	$420,248	$—

Assets and liabilities recorded at fair value on a nonrecurring basis:  A description of the valuation methodologies used for assets and liabilities measured at fair value on a nonrecurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Impaired Loans — From time to time, a loan is considered impaired and an allowance for credit losses is established.  The specific reserves for collateral dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral was determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

Foreclosed Assets — Foreclosed assets are carried at estimated fair value of the property, less disposal costs.  The fair value of the property is determined based upon appraisals.  As with impaired loans, if significant adjustments are made to the appraised value, based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.

At December 31, 2015 and June 30, 2015 the fair value of impaired loans and foreclosed assets were immaterial.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Cash and due from financial institutions — For cash and due from financial institutions, the current carrying amount is a reasonable estimate of fair value.

Interest-earning deposits — For interest-earning deposits, the current carrying amount is a reasonable estimate of fair value.

Time deposits with financial institutions — The fair value of fixed rate time deposits is estimated by discounting the future cash flows using the current rates for the same remaining maturities.  The fair value of variable rate time deposits approximates carrying value.

Securities — The fair value of securities is determined using quoted prices, when available in an active market.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or a discounted cash flows model.

Federal Home Loan Bank stock — For restricted equity securities, the carrying value approximates fair value.

Loans, net — The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  The fair value of variable rate loans approximates carrying value.

Deposits — The carrying value of noninterest-bearing deposits approximates fair value.  The fair value of fixed rate deposits is estimated by discounting the future cash flows using the current rates for the same remaining maturities.

Federal funds purchased and securities sold under agreements to repurchase — For federal funds purchased and securities sold under agreements to repurchase, the carrying value approximates fair value.  As of December 31, 2015 and June 30, 2015 the Company did not have any federal funds purchased or securities sold under agreements to repurchase; however from time to time the Company will.

Federal Home Loan Bank borrowings — The estimated fair value of fixed rate advances from the FHLB is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics.  Adjustable rate advances’ carrying value approximates fair value.  As of December 31, 2015 and June 30, 2015 the Company did not have any Federal Home Loan Bank borrowings; however from time to time the Company will.

Accrued interest — The carrying amounts of accrued interest approximate fair value.

Off-balance sheet items — The fair value of off-balance-sheet items is based on current fees or cost that would be charged to enter into or terminate such arrangements.  There were not considered material and are not presented in the below tables.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
December 31, 2015	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$3,448,241	$3,448,000
Interest-earning deposits	Level 1	17,324,196	17,324,000
Securities available-for-sale	See previous table	787,648	788,000
Securities held-to-maturity	Level 2	804,909	822,000
Federal Home Loan Bank stock	Level 1	228,400	228,000
Loans, net	Level 2	189,733,008	188,985,000
Accrued interest receivable	Level 1	1,074,691	1,075,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	26,213,854	26,214,000
Interest-bearing deposits	Level 2	160,021,215	165,461,000
Accrued interest payable and other liabilities	Level 1	447,252	447,000

	Fair Value	Carrying	Estimated
June 30, 2015	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$3,037,653	$3,038,000
Interest-earning deposits	Level 1	18,475,000	18,475,000
Time deposits with financial institutions	Level 2	500,000	500,000
Securities available-for-sale	See previous table	420,248	420,000
Securities held-to-maturity	Level 2	3,276,752	3,298,000
Federal Home Loan Bank stock	Level 1	226,800	227,000
Loans, net	Level 2	178,423,486	178,458,000
Accrued interest receivable	Level 1	1,765,189	1,765,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	21,779,092	21,779,000
Interest-bearing deposits	Level 2	152,989,829	151,248,000
Accrued interest payable and other liabilities	Level 1	18,408,315	18,408,000

Note 10.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) components were as follows:

	December 31, 2015	June 30, 2015
Unrealized holding losses on securities available-for-sale	$(3,196)	$(6,144)
Tax benefit	1,086	2,089

	$(2,110)	$(4,055)

Note 11.Income Taxes

	Three months ended
	December 31, 2015	December 31, 2014
Provision computed at the statutory federal tax rate	$(128,574)	$(160,453)
State income taxes, net of federal tax	(12,726)	(13,620)
Release of unearned EOSP shares and stock awards	6,537	12,073
Nondeductible expenses	(2,212)	(1,827)
Return-to-provision, net	—	85,492
Other	(19,059)	2,071
	$(156,034)	$(76,264)

	Six months ended
	December 31, 2015	December 31, 2014
Provision computed at the statutory federal tax rate	$(235,324)	$(216,972)
State income taxes, net of federal tax	(24,712)	(19,152)
Release of unearned EOSP shares and stock awards	8,483	41,967
Nondeductible expenses	(4,202)	(3,131)
Valuation allowance adjustment	79,000	—
Return-to-provision, net	—	63,875
Other	(18,272)	(2,813)
	$(195,027)	$(136,226)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at December 31, 2015 and for the three and six months ended December 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.  All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

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

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

Assets.  Total assets at December 31, 2015 were $223.0 million, an increase of $8.0 million, or 3.7%, from $215.0 million at June 30, 2015.  The increase was primarily due to an increase in securities available-for-sale and net loans, partially offset by decreases in net cash and due from financial institutions and interest-earning deposits, time deposits with financial institutions, securities held-to-maturity, and foreclosed assets.    Securities available-for-sale increased $367,000, or 87.4%, to $788,000 at December 31, 2015 from $420,000 at June 30, 2015.  This increase was a result of purchasing one security classified as available-for-sale.  Net loans increased $11.3 million, or 6.3%, to $189.7 million at December 31, 2015 from $178.4 million at June 30, 2015.  The Company experienced loan growth in all three market areas. Net cash and due from financial institutions and interest-bearing deposits decreased $740,000, or 3.4%, to $20.8 million at December 31, 2015 from $21.5 million at June 30, 2015.  This reduction was due to the increase in net loans, purchase of a security, and cash distributed to potential stockholders for over subscription on stock offering.  All time deposits with financial institutions had matured as of December 31, 2015 resulting in a zero balance compared to $500,000 at June 30, 2015.  Securities held-to-maturity decreased $2.5 million, or 75.8%, to $805,000 at December 31, 2015 from $3.3 million at June 30, 2015.  This decrease was primarily due to one security being called.  Foreclosed assets decreased $13,000, or 3.6%, to $337,000 at December 31, 2015 from $350,000 at June 30, 2015.  This decrease was a result of selling items on hand.

Nonperforming Assets and Allowance for Loan Losses.  We had non-performing assets of $2.8 million, or 1.2% of total assets as of December 31, 2015 and $1.8 million, or 0.9% of total assets as of June 30, 2015.  The allowance for loan losses totaled $2.8 million at December 31, 2015 and $2.6 million at June 30, 2015.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.5% at December 31, 2015 and 1.4% at June 30, 2015.  The allowance for loan losses to non-performing loans was 126.7% at December 31, 2015 and 123.5% at June 30, 2015.  This change is a result of an increase in nonperforming loans.

Deposits. Total deposits increased $11.5 million, or 6.6%, to $186.2 million at December 31, 2015 from $174.8 million at June 30, 2015.  The increase in deposits was a result of increases in non-interest bearing demand, interest-bearing NOW, money market, and savings account types.  Non-interest bearing demand accounts increased $4.4 million or, 20.4%, to $26.2 million at December 31, 2015 from $21.8 million at June 30, 2015.  Interest bearing NOW accounts increased $618,000, or 1.5% to $41.8 million at December 31, 2015 from $41.2 million at June 30, 2015.  Money market deposits increased $7.7 million, or 14.9%, to $59.0 million at December 31, 2015 from $51.3 million at June 30, 2015.  Savings accounts increased $958,000, or 7.3% to $14.0 million at December 31, 2015 from $13.1 million at June 30, 2015.  Certificates of deposit decreased $2.2 million, or 4.6%, to $45.2 million at December 31, 2015 from $47.4 million at June 30, 2015.

Stockholders’ Equity. Total stockholder’s equity increased $14.4 million, or 69.0% to $35.4 million at December 31, 2015 from $21.0 million at June 30, 2015.  This increase was a result of the stock offering and net income of $497,000.

Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014

General. Net income for the three months ended December 31, 2015 was $222,000.  This represented a decrease of $174,000, or 43.9%, from net income of $396,000 for the three months ended December 31, 2014.

Interest Income. Total interest income for the three months ended December 31, 2015 increased $206,000, or 11.1%, to $2.1 million, from $1.9 million for the three months ended December 31, 2014.  The increase in interest income was due to increases in loans and interest-bearing bank balances.

Interest income from loans increased $230,000, or 12.7%, to $2.0 million for the three months ended December 31, 2015 from $1.8 million for the same period in 2014.  The increase in interest income from loans was due primarily to an increase of $24.4 million in average loan balances.  Average loan balances were $187.1 million for the three months ended December 31, 2015 compared to $162.8 million for the three months ended December 31, 2014.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated by our Omaha branch.  The average yield on loans decreased 9 basis points to 4.35% during the three months ended December 31, 2015 from 4.44% for the three months ended December 31, 2014.

Interest income from interest-bearing balances increased $5,000, or 62.5%, to $13,000 for the three months ended December 31, 2015 from $8,000 for the three months ended December 31, 2014.  This increase was due to an increase in average balances.

Interest income from securities and FHLB Stock decreased $28,000, or 58.3%, to $20,000 for the three months ended December 31, 2015 from $48,000 for the three months ended December 31, 2014.  The cause for these decreases is primarily a reduction in average balances.

Interest Expense.   Interest expense decreased $34,000, or 11.5%, to $258,000 for the three months ended December 31, 2015 from $292,000 for the three months ended December 31, 2014.  Interest expense on deposits increased $27,000, or 11.8%, to $258,000 for the three months ended December 31, 2015 from $231,000 for the three months ended December 31, 2014.  This increase is primarily due to increased average balances.  Average balances for the three months ended December 31, 2015 was $162.7 million compared to $140.5 million for the three months ended December 31, 2014.  Interest expense on FHLB advances decreased $61,000, or 100.0%, to nothing for the three months ended December 31, 2015 compared to $61,000 for the three months ended December 31, 2014.  This was a result of no FHLB advances outstanding during the three months ended December 31, 2015.

Net Interest Income. Net interest income increased $240,000, or 15.3%, to $1.8 million for the three months ended December 31, 2015 from $1.6 million for the three months ended December 31, 2014.  Average interest-earning assets were $206.7 million for the three months ended December 31, 2015 and $179.9 million for the three months ended December 31, 2014, while the average yield was 4.00% and 4.14% for the respective periods.  Our net interest spread remained the same for the three months ended December 31, 2015 and 2014 at 3.37%.  Our net interest margin increased 1 basis point to 3.50% for the three months ended December 31, 2015 from 3.49% for the three months ended December 31, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 824 basis points to 127.1% for the three months ended December 31, 2015 from 118.9% for the three months ended December 31, 2014.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $84,000 for the three months ended December 31, 2015 and a provision benefit of $20 for the three months ended December 31, 2014.  The provision for loan losses for the three months ended December 31, 2015 was primarily a result of loan growth.  The allowance for loan losses was $2.8 million, or 1.5% of loans outstanding at December 31, 2015 compared to 1.4% of loans outstanding at December 31, 2014.  The non-performing assets to total assets ratio at December 31, 2015 was 1.2% as compared to 0.6% at December 31, 2014.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2015 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $19,000, or 3.1%, to $612,000 for the three months ended December 31, 2015 from $594,000 for the three months December 31, 2014.  The Company experienced increases in brokerage fee income, other loan fees and other income.  Offsetting these increases was a decrease in service charges on deposit accounts and gain on sale of loans.  Brokerage fee income increased $11,000, or 7.4%, to $156,000 for the three months ended December 31, 2015 from $146,000 for the three months ended December 31, 2014.  Other loan fees increased $7,000, or 10.1%, to $72,000 for the three months ended December 31, 2015 from $65,000 for the three months December 31, 2014.  Other income increased $16,000, or 49.3%, to $49,000 for the three months ended December 31, 2015 from $33,000 for the three months ended December 31, 2014.  Service charges on deposit accounts decreased $7,000, or 4.6%, to $138,000 for the three months ended December 31, 2015 from $145,000 for the three months ended December

31, 2014. Gain on sale of loans decreased $8,000, or 4.1%, to $197,000 for the three months ended December 31, 2015 from $205,000 for the three months ended December 31, 2014.

Non-Interest Expense Non-interest expense increased $268,000, or 15.8%, to $2.0 million for the three months ended December 31, 2015 from $1.7 million for the three months ended December 31, 2014.  This increase is primarily due to increases in salaries and employee benefits, data processing fees, advertising and public relations, and professional fees.  Salaries and employee benefits increased $17,000, or 1.6%. For the three months ended December 31, 2015 and 2014 salaries and employee benefits were $1.1 million.  This increase was due to customary raises and increased benefits costs for existing personnel and bonuses tied to bank performance.  Data processing fees, advertising and public relations and professional fees together increased $243,000, or 262.6%, to $336,000 for the three months ended December 31, 2015 from $93,000 for the three months ended December 31, 2014.  The increases were primarily attributable to non-recurring vendor related rebates received in 2014 as well as the increased costs of being a public company. Offsetting these increases was a decrease in occupancy and equipment of $14,000, or 6.1%.  For the three months ended December 31, 2015 occupancy and equipment expense was $212,000 compared to $226,000 for the three months ended December 31, 2014.

Income Tax Expense. For the three months ended December 31, 2015, income tax expense was $156,000 compared to $76,000 for the three months ended December 31, 2014.  The effective tax rate for the three months December 31, 2015 was 41.3% compared to 16.2% for the three months ended December 31, 2014.  This change was largely attributable to a return to provision of $85,000 for the three months ended December 31, 2014.

Comparison of Operating Results for the Six Months Ended December 31, 2015 and 2014

General. Net income for the six months ended December 31, 2015 was $497,000.  This represented a decrease of $5,000, or 1.0%, from net income of 502,000 for the six months ended December 31, 2014.

Interest Income. Total interest income for the six months ended December 31, 2015 increased $491,000, or 13.3%, to $4.2 million, from $3.7 million for the six months ended December 31, 2015.  The increase in interest income was due to increases in loans and interest-bearing bank balances.

Interest income from loans increased $522,000, or 14.5%, to $4.1 million for the six months ended December 31, 2015 from $3.6 million for the same period in 2014.  The increase in interest income from loans was due primarily to an increase of $23.1 million in average loan balances.  Average loan balances were $185.4 million for the six months ended December 31, 2015 compared to $162.2 million for the six months ended December 31, 2014.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated by our Omaha branch.  The average yield on loans increased 1 basis point to 4.44% during the six months ended December 31, 2015 from 4.43% for the six months ended December 31, 2014.

Interest income from interest-bearing balances increased $9,000, or 75.0%, to $21,000 for the six months ended December 31, 2015 from $12,000 for the six months ended December 31, 2014.  This increase was due to an increase in average balances.

Interest income from securities and FHLB Stock decreased $39,000, or 39.8%, to $59,000 for the six months ended December 31, 2015 from $98,000 for the six months ended December 31, 2014.  The cause for these decreases is primarily a reduction in average balances.

Interest Expense.   Interest expense decreased $57,000, or 10.1%, to $506,000 for the six months ended December 31, 2015 from $563,000 for the six months ended December 31, 2014.  Interest expense on deposits increased $65,000, or 14.7%, to $506,000 for the six months ended December 31, 2015 from $441,000 for the six months ended December 31, 2014.  This increase is primarily due to increased average balances.  Average balances for the six months ended December 31, 2015 was $156.2 million compared to $135.6 million for the six months ended December 31, 2014.  Interest expense on FHLB advances decreased $122,000, or 100.0%, to nothing for the six months ended December 31, 2015 compared to $122,000 for the six months ended December 31, 2014.  This was a result of no FHLB advances outstanding during the six months ended December 31, 2015.

Net Interest Income. Net interest income increased $548,000, or 17.5%, to $3.7 million for the six months ended December 31, 2015 from $3.1 million for the six months ended December 31, 2014.  Average interest-earning assets were

$202.1 million for the six months ended December 31, 2015 and $174.4 million for the six months ended December 31, 2014, while the average yield was 4.15% and 4.25% for the respective periods.  Our net interest spread increased 2 basis points for the six months December 31, 2015 to 3.50% from 3.48% for the six months ended December 31, 2014.  Our net interest margin increased 5 basis points to 3.65% for the six months ended December 31, 2015 from 3.60% for the six months ended December 31, 2014.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 1,105 basis points to 129.4% for the six months ended December 31, 2015 from 118.4% for the six months ended December 31, 2014.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $157,000 for the six months ended December 31, 2015 and a provision of $147,000 for the six months ended December 31, 2014.  The provision for loan losses for the six months ended December 31, 2015 and 2014 was primarily a result of loan growth.  The allowance for loan losses was $2.8 million, or 1.5% of loans outstanding at December 31, 2015 compared to 1.4% of loans outstanding at December 31, 2014.  The non-performing assets to total assets ratio at December 31, 2015 was 1.2% as compared to 0.6% at December 31, 2014.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2015 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $60,000, or 5.2%. For the six months ended December 31, 2015 and 2014 non-interest income was $1.2 million.  The Company experienced increases in brokerage fee income, other loan fees and other income.  Offsetting these increases was a decrease in service charges on deposit accounts and gain on sale of loans.  Brokerage fee income increased $41,000, or 14.9%, to $314,000 for the six months ended December 31, 2015 from $273,000 for the six months ended December 31, 2014.  Other loan fees increased $11,000, or 9.0%, to $140,000 for the six months ended December 31, 2015 from $128,000 for the six months December 31, 2014.  Other income increased $24,000, or 50.2%, to $73,000 for the six months ended December 31, 2015 from $49,000 for the six months ended December 31, 2014.  Service charges on deposit accounts decreased $13,000, or 4.4%, to $285,000 for the six months ended December 31, 2015 from $299,000 for the six months ended December 31, 2014. Gain on sale of loans decreased $3,000, or 0.8%, to $413,000 for the six months ended December 31, 2015 from $416,000 for the six months ended December 31, 2014.

Non-Interest Expense Non-interest expense increased $544,000, or 15.4%, to $4.1 million for the six months ended December 31, 2015 from $3.5 million for the six months ended December 31, 2014.  This increase is primarily due to increases in salaries and employee benefits, director and committee fees, data processing fees, advertising and public relations, and professional fees.  Salaries and employee benefits increased $103,000, or 4.8%, to $2.3 million for the six months ended December 31, 2015 from $2.2 million for the six months ended December 31, 2014.  This increase was due to customary raises and increased benefits costs for existing personnel and bonuses tied to bank performance.  Director and committee fees increased $15,000, or 22.9%, to $81,000 for the six months ended December 31, 2015 from $66,000 for the six months ended December 31, 2014.  Data processing fees, advertising and public relations, and professional fees increased $411,000, or 142.1%, to $701,000 for the six months ended December 31, 2015 from $289,000 for the six months ended December 31, 2014.  The increases were primarily attributable to non-recurring vendor rebates received in 2014 as well as the increased costs of being a public company. Offsetting these increases was a decrease in occupancy and equipment of $20,000, or 4.5%.  For the six months ended December 31, 2015 occupancy and equipment expense was $432,000 compared to $452,000 for the six months ended December 31, 2014.

Income Tax Expense. For the six months ended December 31, 2015, income tax expense was $195,000 compared to $136,000 for the six months ended December 31, 2014.  The effective tax rate for the six months ended December 31, 2015 was 28.2% compared to 21.3% for the six months ended December 31, 2014.  This increase in effective tax was due to a $33,000 change in the effect of realizing expense on the release of ESOP shares and amortizing stock awards.  Also increasing effective income tax was a change in the amount of return to provision recorded of $64,000.  Offsetting these increases was the adjustment to the valuation allowance of $79,000 during the six months ended December 31, 2015.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended December 31,
	2015			2014
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$16,977	$13	0.31%	$12,398	$8	0.26%
Securities	2,398	19	3.17%	4,163	42	4.04%
Loans receivable	187,143	2,035	4.35%	162,758	1,806	4.44%
FHLB common stock	228	1	1.75%	546	6	4.40%
Total interest-earning assets	206,746	2,068	4.00%	179,865	1,862	4.14%
Total noninterest-earning assets	13,627			15,433
Total assets	$220,373			$195,298

Interest-bearing liabilities:
Savings accounts	$17,332	$10	0.23%	$12,574	$7	0.22%
NOW accounts	42,517	43	0.40%	37,345	35	0.37%
Money market accounts	57,362	97	0.68%	41,488	62	0.60%
Certificates of deposit	45,453	108	0.95%	49,063	127	1.04%
Total deposits	162,664	258	0.63%	140,470	231	0.66%
FHLB advances	—	—	0.00%	10,853	61	2.25%
Total interest-bearing liabilities	162,664	258	0.63%	151,323	292	0.77%
Noninterest-bearing demand deposits - checking accounts	18,623			21,471
Other liabilities	7,342			2,210
Total liabilities	188,629			175,004

Stockholders' equity	31,744			20,294
Total liabilities and stockholders' equity	$220,373			$195,298

Net interest income		$1,810			$1,570
Net interest rate spread			3.37%			3.37%
Net interest-earning assets	$44,082			$28,542
Net interest margin			3.50%			3.49%
Average interest-earning assets to average interest-bearing liabilities			127.10%			118.86%

	For the Six Months Ended December 31,
	2015			2014
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$13,416	21	0.31%	$7,291	$12	0.33%
Securities	3,098	57	3.68%	4,287	86	4.01%
Loans receivable	185,388	4,113	4.44%	162,241	3,592	4.43%
FHLB common stock	227	2	1.76%	551	12	4.36%
Total interest-earning assets	202,129	4,193	4.15%	174,370	3,702	4.25%
Total noninterest-earning assets	14,033			15,479
Total assets	$216,162			$189,849

Interest-bearing liabilities:
Savings accounts	$13,550	$16	0.24%	$12,372	$16	0.26%
NOW accounts	41,578	83	0.40%	36,043	64	0.36%
Money market accounts	54,901	186	0.68%	40,580	118	0.58%
Certificates of deposit	46,150	221	0.96%	46,671	243	1.04%
Total deposits	156,179	506	0.65%	135,666	441	0.65%
Federal funds purchased and securities sold under repurchase agreements	—	—	0.00%	346	1	0.58%
FHLB advances	—	—	0.00%	11,297	122	2.16%
Total interest-bearing liabilities	156,179	506	0.65%	147,309	563	0.76%
Noninterest-bearing demand deposits - checking accounts	22,131			20,245
Other liabilities	7,150			2,109
Total liabilities	185,460			169,663

Stockholders' equity	30,702			20,186
Total liabilities and stockholders' equity	$216,162			$189,849

Net interest income		$3,687			$3,139
Net interest rate spread			3.50%			3.48%
Net interest-earning assets	$45,950			$27,061
Net interest margin			3.65%			3.60%
Average interest-earning assets to average interest-bearing liabilities			129.42%			118.37%

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

	Three Months Ended			Six Months Ended
	December 31, 2015 vs. 2014			December 31, 2015 vs. 2014
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$4	$1	$5	$9	$—	$9
Securities	(15)	(8)	(23)	(22)	(7)	(29)
FHLB Stock	(2)	(3)	(5)	(5)	(5)	(10)
Loans receivable	266	(37)	229	515	6	521
Total interest-earning assets	253	(47)	206	497	(6)	491

Interest-bearing liabilities:
Savings accounts	4	(1)	3	2	(2)	—
NOW accounts	4	4	8	12	7	19
Money market accounts	25	10	35	47	22	69
Certificates of deposit	(10)	(9)	(19)	(3)	(19)	(22)
Federal funds purchased and securities sold under repurchase agreements	—	—	—	(1)	—	(1)
FHLB advances	—	(61)	(61)	—	(122)	(122)
Total interest-bearing liabilities	23	(57)	(34)	57	(114)	(57)

Change in net interest income	$230	$10	$240	$440	$108	$548

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Liquid assets, which include cash and cash equivalents, interest-earning time deposits with other financial institutions and securities available-for-sale, totaled $21.6 million, or 9.7% of total assets at December 31, 2015, as compared to $22.4 million, or 10.2% of total assets, at June 30, 2015.   We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the FHLB of Topeka and Midwest Independent Bank amounted to $17.5 million at December 31, 2015 and $18.5 million at June 30, 2015.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $471,000 and $867,000 for the six months ended December 31, 2015 and 2014, respectively.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, was $9.2 million and $7.1 million for the six months ended December 31, 2015 and 2014, respectively.  During the six months ended December 31, 2015 the Company purchased $469,000 of securities classified as available-for-sale.  During the six months ended December 31, 2014 there were no securities purchased or sold.  Net cash provided and used by financing activities, consisted primarily of deposit account activity and costs associated with the stock offering.  For the six months ended December 31, 2015 and 2014 net cash provided by financing activities was $8.0 million and $15.1 million, respectively.

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

For the six months ended December 31, 2015, we did not engage in any off-balance sheet transactions, other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements that are applicable to the Company, please see Note 3 of the notes to the Company’s consolidated financial statements, beginning on page 9.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable because we are a smaller reporting company.

Item 4.Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

At December 31, 2015, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A.Risk Factors.

This item is not applicable because we are a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

2.1	Plan of Conversion and Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

3.1

Articles of Incorporation of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489, filed on September 23, 2015)

3.2

Bylaws of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489, filed on September 23, 2015)

4

Form of Common Stock Certificate of Equitable Financial Corp.  (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: February 10, 2016	By:	/s/ Thomas E. Gdowski
Thomas E. Gdowski
President and CEO

Dated: February 10, 2016	By:	/s/ Darcy M. Ray
Darcy M. Ray
CFO

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion and Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.