Form 10-Q
period 2016-03-31
Equitable Financial Corp.
filed 2016-05-12
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

Shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding as of May 12, 2016 were:  3,477,328.

EQUITABLE FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2016	June 30, 2015
Assets
Cash and due from financial institutions	$3,542,510	$3,037,653
Interest-earning deposits	27,758,000	18,475,000
	31,300,510	21,512,653
Time deposits with financial institutions	—	500,000
Securities available-for-sale	735,352	420,248
Securities held-to-maturity	793,348	3,276,752
Federal Home Loan Bank stock, at cost	229,200	226,800
Loans, net of allowance for loan losses of $2,813,000 and $2,583,000, respectively	191,062,539	178,423,486
Premises and equipment, net	5,339,678	5,551,790
Foreclosed assets, net	223,200	349,708
Accrued interest receivable	1,126,335	1,044,271
Deferred taxes, net	1,517,972	1,765,189
Other assets	2,125,500	1,958,816

Total assets	$234,453,634	$215,029,713

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$23,218,187	$21,779,092
Interest-bearing deposits	173,355,354	152,989,829
	196,573,541	174,768,921
Advance payments from borrowers for taxes and insurance	455,205	404,467
Accrued interest payable and other liabilities	1,250,279	18,408,315
Total liabilities	198,279,025	193,581,703

Common stock in ESOP subject to contingent repurchase obligation	594,429	516,800

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 and 14,000,000 shares authorized 3,477,328 and 3,297,509 shares issued at March 31, 2016 and June 30, 2015, respectively	34,773	32,975
Additional paid-in capital	26,863,774	13,086,447
Retained earnings	10,924,751	10,185,155
Unearned ESOP shares	(1,280,647)	(408,750)
Shares reserved for stock compensation	(370,018)	(465,080)
Treasury stock at cost; 114,505 shares at June 30, 2015	—	(978,682)
Accumulated other comprehensive income (loss), net of tax	1,976	(4,055)
Reclassification of ESOP shares	(594,429)	(516,800)
Total stockholders’ equity	35,580,180	20,931,210

Total liabilities and stockholders’ equity	$234,453,634	$215,029,713

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Interest income:
Loans	$2,012,359	$1,783,244	$6,125,911	$5,375,096
Securities	9,797	44,785	70,763	149,350
Other	30,788	9,013	49,387	14,749
Total interest income	2,052,944	1,837,042	6,246,061	5,539,195

Interest expense:
Deposits	271,490	244,525	777,262	685,483
Federal Home Loan Bank borrowings	—	118,557	—	240,669
Other	186	279	630	279
Total interest expense	271,676	363,361	777,892	926,431

Net interest income	1,781,268	1,473,681	5,468,169	4,612,764
Provision for loan losses	2,023	(857,717)	159,368	(710,837)
Net interest income after provision for loan losses	1,779,245	2,331,398	5,308,801	5,323,601

Noninterest income:
Service charges on deposit accounts	149,571	128,908	435,027	427,605
Brokerage fee income	147,257	153,505	460,795	426,337
Gain on sale of loans	151,618	71,276	564,680	487,516
Other loan fees	66,672	59,488	206,240	187,577
Other income	29,119	20,926	102,403	69,722
Total noninterest income	544,237	434,103	1,769,145	1,598,757

Noninterest expense:
Salaries and employee benefits	1,093,182	1,040,508	3,356,930	3,201,451
Director and committee fees	39,192	33,150	120,242	99,100
Data processing fees	142,544	125,191	399,921	200,988
Occupancy and equipment	224,508	226,665	656,208	678,711
Regulatory fees and deposit insurance premium	52,926	52,279	152,689	143,063
Advertising and public relations	56,639	69,124	172,392	154,829
Insurance and surety bond premiums	23,642	22,521	75,406	68,913
Professional fees	71,329	12,743	398,963	140,666
Supplies, telephone and postage	67,173	55,474	203,138	186,677
Other expenses	154,852	108,724	452,433	390,685
Total noninterest expense	1,925,987	1,746,379	5,988,322	5,265,083

Income before income taxes	397,495	1,019,122	1,089,624	1,657,275

Income tax expense	(155,001)	(403,995)	(350,028)	(540,221)

Net income	$242,494	$615,127	$739,596	$1,117,054

Basic earnings per share	$0.07	$0.20	$0.23	$0.36
Diluted earnings per share	$0.07	$0.20	$0.23	$0.36

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net income	$242,494	$615,127	$739,596	$1,117,054
Other comprehensive income:
Unrealized gain on securities available-for-sale, net of tax	4,086	1,941	6,031	2,639
Comprehensive income	$246,580	$617,068	$745,627	$1,119,693

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the nine months ended March 31, 2016

(Unaudited)

					Shares		Accumulated	Amount
					Reserved for		Other	Reclassified
	Common	Additional	Retained	Unearned	Stock	Treasury	Comprehensive	on ESOP
	Stock	Paid-in Capital	Earnings	ESOP Shares	Compensation	Stock	Income/(Loss)	Shares	Total

Balance, June 30, 2015	32,975	13,086,447	10,185,155	(408,750)	(465,080)	(978,682)	(4,055)	(516,800)	20,931,210

Net Income	—	—	739,596	—	—	—	—	—	739,596
Other comprehensive income	—	—	—	—	—	—	6,031	—	6,031
Stock Offering Proceeds	1,798	13,820,591	—	(951,912)	—	978,682	—	—	13,849,159
Release of 8,922 unearned ESOP shares	—	(7,318)	—	80,015	—	—	—	—	72,697
Stock compensation expense	—	(35,946)	—	—	95,062	—	—	—	59,116
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	—	(77,629)	(77,629)

Balance, March 31, 2016	$34,773	$26,863,774	$10,924,751	$(1,280,647)	$(370,018)	$—	$1,976	$(594,429)	$35,580,180

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31, 2016	March 31, 2015
Cash Flows from Operating Activities:
Net income	$739,596	$1,117,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	260,212	235,976
Federal Home Loan Bank stock dividends	(2,400)	(15,800)
ESOP expense	72,697	39,462
Stock compensation expense	59,116	93,294
Amortization of deferred loan origination costs, net	345,516	350,492
Amortization of premiums and discounts	12,114	12,879
Amortization of prepayment penalty fee	—	216,208
Gain on sale of loans	(564,680)	(487,516)
Loss on sale of foreclosed assets	11,008	2,914
Loss on disposal of premises and equipment	50,293	—
Provision for loan losses	159,368	(710,837)
Provisions for repurchase reserve	—	17,062
Provision for foreclosed assets	—	—
Deferred taxes	244,109	453,262
Loans originated for sale	(21,413,781)	(18,541,664)
Proceeds from sale of loans	18,410,861	18,894,713
Loss on investment in partnership	28,500	22,500
Changes in:
Accrued interest receivable	(82,064)	(71,739)
Other assets	(12,260)	(870,518)
Accrued interest payable and other liabilities	170,328	272,785
Net cash provided/(used) by operating activities	(1,511,467)	1,030,527

Cash Flows from Investing Activities:
Net change in loans	(9,731,377)	(7,055,424)
Proceeds from sale of foreclosed assets, net	115,500	59,681
Proceeds from maturity of time deposits with financial institutions	500,000	750,000
Securities available-for-sale:
Proceeds from calls and principal repayments	153,027	328,560
Purchases	(469,253)	—
Securities held-to-maturity:
Proceeds from calls and principal repayments	2,481,550	253,845
Redemption of Federal Home Loan Bank stock	—	353,000
Purchases of Federal Home Loan Bank stock	—	(13,500)
Purchase of premises and equipment	(98,393)	(320,896)
Net cash used in investing activities	(7,048,946)	(5,644,734)

(Continued)

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the nine months ended
	March 31, 2016	March 31, 2015
Cash Flows from Financing Activities:
Net change in deposits	$21,804,620	$27,951,306
Proceeds from Federal Home Loan Bank borrowings	—	1,410,000
Repayments of Federal Home Loan Bank borrowings	—	(12,394,023)
Net change in advance payments from borrowers for taxes and insurance	50,738	105,502
Purchase of ESOP Shares	(951,912)	—
Expenses and return of proceeds in advance of offering	(2,555,176)	—
Net cash provided by financing activities	18,348,270	17,072,785

Increase in cash and cash equivalents	9,787,857	12,458,578

Cash and Cash Equivalents:
Beginning	21,512,653	7,776,305

Ending	$31,300,510	$20,234,883

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$768,607	$922,960
Income taxes paid	$145,156	$112,222

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

Note 3.New Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-02, Amendments to the Consolidation Analysis.  ASU 2015-02 is intended to improve the reporting of consolidated companies.  This Update is effective for fiscal years, and interim periods within those fiscal years beginning

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

after December 15, 2015.  This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, intended to improve financial reporting about leasing transactions.  The ASU is effective for the Company with the interim period beginning January 1, 2019.  We are currently evaluating the effect of this proposal to our financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.   The purpose of this Update is to simplify the accounting for share-based payment award transactions.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4.Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$732,358	$3,684	$(690)	$735,352

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$426,392	$—	$(6,144)	$420,248

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$191,121	$15,274	$—	$206,395
Municipal securities	602,227	2,911	—	605,138
	$793,348	$18,185	$—	$811,533

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$259,481	$18,101	$—	$277,582
Municipal securities	3,017,271	3,239	—	3,020,510
	$3,276,752	$21,340	$—	$3,298,092

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by the Government National Mortgage Association and local municipal securities.

The contractual maturities of the residential mortgage-backed securities at March 31, 2016 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.

There were no sales of securities for the nine months ended March 31, 2016 and 2015.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements. The Company has not recognized other-than-temporary impairment on any securities for the nine months ended March 31, 2016 and 2015.

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

The Company’s portfolio segments are as follows:

•	Commercial
•	Agricultural
•	Residential real estate
•	Other

The Company’s classes of loans are as follows:

•	Commercial – operating
•	Commercial – real estate
•	Agricultural – operating
•	Agricultural – real estate
•	Residential real estate – 1-4 family
•	Residential real estate – home equity
•	Other – construction and land
•	Other – consumer

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Loans are as follows:

	March 31, 2016	June 30, 2015
Commercial:
Operating	$15,183,650	$14,967,289
Real estate	61,410,628	56,609,106
Agricultural:
Operating	24,316,248	27,229,622
Real estate	24,615,461	21,048,555
Residential real estate:
1-4 family	42,044,845	40,892,433
Home equity	11,908,715	10,760,935
Other:
Construction and land	10,683,024	5,844,461
Consumer	3,118,304	3,092,798
Total loans	193,280,875	180,445,199

Deferred loan origination costs, net	594,664	561,287
Allowance for loan losses	(2,813,000)	(2,583,000)
	(2,218,336)	(2,021,713)

Loans, net	$191,062,539	$178,423,486

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

Changes in the allowance for loan losses, by portfolio segment are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended March 31, 2016
Balance, beginning	$1,225,000	$748,000	$672,000	$172,000	$2,817,000
Provision charged to expense	(14,121)	12,000	(7,675)	11,819	2,023
Recoveries	1,121	—	675	1,058	2,854
Loans charged off	—	—	—	(8,877)	(8,877)
Balance, ending	$1,212,000	$760,000	$665,000	$176,000	$2,813,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended March 31, 2015
Balance, beginning	$1,016,000	$647,000	$623,000	$117,000	$2,403,000
Provision charged to expense	42,938	(58,000)	18,548	(861,203)	(857,717)
Recoveries	17,062	—	452	855,854	873,368
Loans charged off	—	—	—	(4,651)	(4,651)
Balance, ending	$1,076,000	$589,000	$642,000	$107,000	$2,414,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the nine months ended March 31, 2016
Balance, beginning	$1,124,000	$697,000	$644,000	$118,000	$2,583,000
Provision charged to expense	13,433	63,000	19,641	63,294	159,368
Recoveries	75,831	—	1,359	5,452	82,642
Loans charged off	(1,264)	—	—	(10,746)	(12,010)
Balance, ending	$1,212,000	$760,000	$665,000	$176,000	$2,813,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the nine months ended March 31, 2015
Balance, beginning	$1,237,000	$646,000	$586,000	$105,000	$2,574,000
Provision charged to expense	224,463	(57,000)	42,767	(921,067)	(710,837)
Recoveries	20,118	—	13,233	931,930	965,281
Loans charged off	(405,581)	—	—	(8,863)	(414,444)
Balance, ending	$1,076,000	$589,000	$642,000	$107,000	$2,414,000

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The allowance for loan losses, by impairment evaluation and portfolio segment is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	March 31, 2016
Allowance for loans individually evaluated for impairment	$34,340	$9,243	$18,228	$—	$61,811
Allowance for loans collectively evaluated for impairment	1,177,660	750,757	646,772	176,000	2,751,189
	$1,212,000	$760,000	$665,000	$176,000	$2,813,000

Loans individually evaluated for impairment	$548,773	$1,128,219	$4,023,086	$6,464	$5,706,542
Loans collectively evaluated for impairment	76,045,505	47,803,490	49,930,474	13,794,864	187,574,333
	$76,594,278	$48,931,709	$53,953,560	$13,801,328	$193,280,875

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	June 30, 2015
Allowance for loans individually evaluated for impairment	$5,617	$—	$19,949	$—	$25,566
Allowance for loans collectively evaluated for impairment	1,118,383	697,000	624,051	118,000	2,557,434
	$1,124,000	$697,000	$644,000	$118,000	$2,583,000

Loans individually evaluated for impairment	$549,983	$482,442	$3,802,074	$7,678	$4,842,177
Loans collectively evaluated for impairment	71,026,412	47,795,735	47,851,294	8,929,581	175,603,022
	$71,576,395	$48,278,177	$51,653,368	$8,937,259	$180,445,199

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	March 31, 2016
Classes of loans:
Commercial:
Operating	$15,155,334	$—	$28,316	$—	$15,183,650	$103,596
Real estate	61,009,503	—	—	401,125	61,410,628	401,125
Agricultural:
Operating	24,316,248	—	—	—	24,316,248	190,416
Real estate	24,615,461	—	—	—	24,615,461	937,803
Residential real estate:
1-4 family	41,630,778	33,915	44,596	335,556	42,044,845	665,286
Home equity	11,908,715	—	—	—	11,908,715	30,789
Other:
Construction and land	10,683,024	—	—	—	10,683,024	—
Consumer	3,116,896	1,408	—	—	3,118,304	8,233
	$192,435,959	$35,323	$72,912	$736,681	$193,280,875	$2,337,248

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	June 30, 2015
Classes of loans:
Commercial:
Operating	$14,933,071	$34,218	$—	$—	$14,967,289	$426,808
Real estate	56,415,655	193,451	—	—	56,609,106	235,844
Agricultural:
Operating	27,229,622	—	—	—	27,229,622	—
Real estate	21,033,555	15,000	—	—	21,048,555	—
Residential real estate:
1-4 family	39,866,787	1,024,437	1,209	—	40,892,433	487,345
Home equity	10,726,023	19,949	14,963	—	10,760,935	20,885
Other:
Construction and land	5,844,461	—	—	—	5,844,461	—
Consumer	3,062,373	30,425	—	—	3,092,798	7,960
	$179,111,547	$1,317,480	$16,172	$—	$180,445,199	$1,178,842

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of:

	Commercial —	Commercial —	Agricultural —	Agricultural —
	Operating	Real Estate	Operating	Real Estate	Total
	March 31, 2016
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$544,156	$200,250	$744,406
Good Quality (rating 2)	233,977	2,309,722	6,934,766	6,028,868	15,507,333
Acceptable Quality (rating 3)	7,357,408	35,109,895	6,185,375	10,705,686	59,358,364
Fair Quality (rating 4)	7,461,919	22,262,295	8,625,713	6,742,854	45,092,781
Special Mention (rating 5)	—	—	1,835,822	—	1,835,822
Substandard (rating 6)	130,346	1,728,716	190,416	937,803	2,987,281
Doubtful (rating 7)	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—
	$15,183,650	$61,410,628	$24,316,248	$24,615,461	$125,525,987

	Commercial —	Commercial —	Agricultural —	Agricultural —
	Operating	Real Estate	Operating	Real Estate	Total
	June 30, 2015
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$257,515	$190,000	$447,515
Good Quality (rating 2)	333,434	4,913,937	10,029,448	5,089,523	20,366,342
Acceptable Quality (rating 3)	8,409,732	30,494,389	9,089,993	9,542,877	57,536,991
Fair Quality (rating 4)	5,880,641	19,404,832	7,622,340	5,754,038	38,661,851
Special Mention (rating 5)	—	—	—	—	—
Substandard (rating 6)	343,482	1,795,948	230,326	472,117	2,841,873
Doubtful (rating 7)	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—
	$14,967,289	$56,609,106	$27,229,622	$21,048,555	$119,854,572

	Residential RE —	Residential RE —	Other — Construction	Other —
	1-4 Family	Home Equity	and Land	Consumer	Total
	March 31, 2016
Delinquency status*:
Performing	$41,345,644	$11,877,926	$10,683,024	$3,108,662	$67,015,256
Nonperforming	699,201	30,789	—	9,642	739,632
	$42,044,845	$11,908,715	$10,683,024	$3,118,304	$67,754,888

	Residential RE —	Residential RE —	Other — Construction	Other —
	1-4 Family	Home Equity	and Land	Consumer	Total
	June 30, 2015
Delinquency status*:
Performing	$39,488,822	$10,726,024	$5,844,461	$3,056,267	$59,115,574
Nonperforming	1,403,611	34,911	—	36,531	1,475,053
	$40,892,433	$10,760,935	$5,844,461	$3,092,798	$60,590,627

*Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At March 31, 2016 and June 30, 2015, the Company had no loans greater than 90 days past due and still accruing.

For commercial loans and agricultural loans, the Company’s credit quality indicator is internally assigned risk ratings. Each commercial loan is assigned a risk rating upon origination. The risk rating is reviewed every 12 months, at a minimum, and on an as needed basis depending on the specific circumstances of the loan.

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
	March 31, 2016
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$91,378	$89,451	$—
Real estate	191,140	180,528	—
Agricultural:
Operating	6,417	6,416	—
Real estate	970,652	937,803	—
Residential real estate:
1-4 family	3,618,996	3,609,412	—
Home equity	60,038	59,891	—
Other:
Consumer	7,072	6,464	—
	4,945,693	4,889,965	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	58,298	58,196	5,270
Real estate	239,762	220,598	29,070
Agricultural:
Operating	189,507	184,000	9,243
Residential real estate:
1-4 family	344,733	335,555	17,289
Home equity	18,382	18,228	939
	850,682	816,577	61,811

Total impaired loans:
Commercial:
Operating	149,676	147,647	5,270
Real estate	430,902	401,126	29,070
Agricultural:
Operating	195,924	190,416	9,243
Real estate	970,652	937,803	—
Residential real estate:
1-4 family	3,963,729	3,944,967	17,289
Home equity	78,420	78,119	939
Other:
Consumer	7,072	6,464	—
	$5,796,375	$5,706,542	$61,811

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans, for which no allowance has been provided as of March 31, 2016 and June 30, 2015, have adequate collateral, based on management’s current estimates.

	For the three months ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$71,908	$585	$295,395	$4,064
Real estate	187,474	—	235,246	3,162
Agricultural:
Operating	7,079	105	12,254	154
Real estate	970,207	1,669	391,141	13,315
Residential real estate:
1-4 family	3,624,633	45,273	3,799,634	58,108
Home equity	60,648	1,000	65,151	1,099
Other:
Consumer	8,592	134	9,685	138
	4,930,541	48,766	4,808,506	80,040

Impaired loans with specific allowance recorded:
Commercial:
Operating	60,747	705	59,144	630
Real estate	237,966	—	—	—
Agricultural:
Operating	198,658	—	—	—
Residential real estate:
1-4 family	345,848	4,634	70,848	—
Home equity	19,339	525	20,619	381
	862,558	5,864	150,611	1,011

Total impaired loans:
Commercial:
Operating	132,655	1,290	354,539	4,694
Real estate	425,440	—	235,246	3,162
Agricultural:
Operating	205,737	105	12,254	154
Real estate	970,207	1,669	391,141	13,315
Residential real estate:
1-4 family	3,970,481	49,907	3,870,482	58,108
Home equity	79,987	1,525	85,770	1,480
Other:
Consumer	8,592	134	9,685	138
	$5,793,099	$54,630	$4,959,117	$81,051

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	For the nine months ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$53,766	$2,030	$313,206	$13,121
Real estate	187,636	2,331	236,802	11,005
Agricultural:
Operating	8,380	339	13,490	515
Real estate	856,736	15,902	388,916	15,700
Residential real estate:
1-4 family	3,628,569	153,553	3,843,756	156,154
Home equity	61,807	3,093	66,004	3,150
Other:
Consumer	9,831	399	10,489	455
	4,806,725	177,647	4,872,663	200,100

Impaired loans with specific allowance recorded:
Commercial:
Operating	62,616	2,856	60,738	2,287
Real estate	234,325	—	—	—
Agricultural:
Operating	203,386	14,843	—	—
Residential real estate:
1-4 family	343,496	7,739	69,958	349
Home equity	19,221	1,366	20,925	979
	863,044	26,804	151,621	3,615

Total impaired loans:
Commercial:
Operating	116,382	4,886	373,944	15,408
Real estate	421,961	2,331	236,802	11,005
Agricultural:
Operating	211,766	15,182	13,490	515
Real estate	856,736	15,902	388,916	15,700
Residential real estate:
1-4 family	3,972,065	161,292	3,913,714	156,503
Home equity	81,028	4,459	86,929	4,129
Other:
Consumer	9,831	399	10,489	455
	$5,669,769	$204,451	$5,024,284	$203,715

The Company's troubled debt restructuring as of March 31, 2016 and June 30, 2015 were not material to the consolidated financial statements.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by regulators about components, risk weightings, and other factors.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of March 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2016
Total capital (to risk-weighted assets)	$28,295	14.9%	$15,178	8.0%	$18,973	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	25,915	13.7%	8,538	4.5%	12,332	6.5%
Tier 1 (core) capital (to risk-weighted assets)	25,915	13.7%	11,384	6.0%	15,178	8.0%
Tier 1 (core) capital (to adjusted total assets)	25,915	11.3%	9,155	4.0%	11,444	5.0%

June 30, 2015
Total capital (to risk-weighted assets)	$20,626	11.5%	$14,306	8.0%	$17,882	10.0%
Common equity Tier 1 capital (to risk-weighted	18,379	10.3%	8,047	4.5%	11,624	6.5%
Tier 1 (core) capital (to risk-weighted assets)	18,379	10.3%	10,729	6.0%	14,306	8.0%
Tier 1 (core) capital (to adjusted total assets)	18,379	9.1%	8,056	4.0%	10,070	5.0%

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

Note 7.Employee Benefit Plan

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  Contributions were made of $71,366 and $62,739 for the nine months ended March 31, 2016 and 2015.

On November 8, 2005, the Company adopted an employee stock ownership plan (the “ESOP”) for the benefit of substantially all employees.  The ESOP borrowed $1,292,620 from the Company and used those funds to acquire 129,262 shares of the Company’s stock in connection with the reorganization at a price of $10.00 per share.

On July 8, 2015, the ESOP borrowed $951,912 from the Company and used the funds to acquire 118,989 shares of the Company’s stock in connection with the stock offering at a price of $8.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets.  Annual principal and interest payments for the note

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

dated November 8, 2005 are made by the ESOP prior to the calendar year December 31, 2015.  Annual principal and interest payments from the note dated December 31, 2015 are approximately $145,000.  Annual principal and interest payments from the note dated July 8, 2015 are approximately $65,000.

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

The ESOP has a plan year-end of December 31.  The Company recorded compensation expense of $72,697 and $39,462 for the nine months ended March 31, 2016 and 2015, respectively.

Shares held by the ESOP were as follows:

	March 31, 2016	June 30, 2015
Allocated shares	72,050	61,249
Unearned ESOP shares	158,633	45,417

Total ESOP shares	230,683	106,666

Fair value of unearned ESOP shares	$1,308,722	$411,024

Fair value of allocated shares subject to repurchase obligation	$594,429	$516,800

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the three and nine months ended March 31, 2016 and 2015:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Weighted average common shares outstanding	3,285,020	3,087,784	3,260,513	3,080,962
Net income available to common stockholders	$242,494	$615,127	$739,596	$1,117,054
Basic earnings per share	$0.07	$0.20	$0.23	$0.36

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of the components used to compute diluted earnings per share for the three and nine months and ended March 31, 2016 and 2015:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Weighted average common shares outstanding	3,285,020	3,087,784	3,260,513	3,080,962
Weighted average of net additional shares from restricted stock awards	25,927	41,094	25,834	39,971
Weighted average number of shares outstanding	3,310,947	3,128,878	3,286,347	3,120,933

Net income available to common stockholders	$242,494	$615,127	$739,596	$1,117,054
Diluted earnings per share	$0.07	$0.20	$0.23	$0.36

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

There were no transfers between levels during the nine months ended March 31, 2016, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at March 31, 2016.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and June 30, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at March 31, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$735,352	$—	$735,352	$—

Fair Value Measurement at June 30, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$420,248	$—	$420,248	$—

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

At March 31, 2016 and June 30, 2015 the fair value of impaired loans and foreclosed assets were immaterial.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Federal funds purchased and securities sold under agreements to repurchase — For federal funds purchased and securities sold under agreements to repurchase, the carrying value approximates fair value.  As of March 31, 2016 and June 30, 2015 the Company did not have any federal funds purchased or securities sold under agreements to repurchase; however from time to time the Company will.

Federal Home Loan Bank borrowings — The estimated fair value of fixed rate advances from the FHLB is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics.  Adjustable rate advances’ carrying value approximates fair value.  As of March 31, 2016 and June 30, 2015 the Company did not have any Federal Home Loan Bank borrowings; however from time to time the Company will.

Accrued interest — The carrying amounts of accrued interest approximate fair value.

Off-balance sheet items — The fair value of off-balance-sheet items is based on current fees or cost that would be charged to enter into or terminate such arrangements.  There were not considered material and are not presented in the below tables.

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
March 31, 2016	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$3,542,510	$3,543,000
Interest-earning deposits	Level 1	27,758,000	27,758,000
Securities available-for-sale	See previous table	735,352	735,000
Securities held-to-maturity	Level 2	793,348	812,000
Federal Home Loan Bank stock	Level 1	229,200	229,000
Loans, net	Level 2	191,062,539	191,166,000
Accrued interest receivable	Level 1	1,126,335	1,126,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	23,218,187	23,218,000
Interest-bearing deposits	Level 2	173,355,354	179,806,000
Accrued interest payable and other liabilities	Level 1	1,250,279	1,250,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value	Carrying	Estimated
June 30, 2015	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$3,037,653	$3,038,000
Interest-earning deposits	Level 1	18,475,000	18,475,000
Time deposits with financial institutions	Level 2	500,000	500,000
Securities available-for-sale	See previous table	420,248	420,000
Securities held-to-maturity	Level 2	3,276,752	3,298,000
Federal Home Loan Bank stock	Level 1	226,800	227,000
Loans, net	Level 2	178,423,486	178,458,000
Accrued interest receivable	Level 1	1,765,189	1,765,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	21,779,092	21,779,000
Interest-bearing deposits	Level 2	152,989,829	151,248,000
Accrued interest payable and other liabilities	Level 1	18,408,315	18,408,000

Note 10.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) components were as follows:

	March 31, 2016	June 30, 2015
Unrealized holding gains/(losses) on securities available-for-sale	$2,994	$(6,144)
Tax (expense)/benefit	(1,018)	2,089

	$1,976	$(4,055)

Note 11.Income Taxes

	Three months ended
	March 31, 2016	March 31, 2015
Provision computed at the statutory federal tax rate	$(135,148)	$(346,502)
State income taxes, net of federal tax	(11,125)	(24,625)
Release of unearned EOSP shares and stock awards	1,905	6,402
Nondeductible expenses	(1,522)	(2,087)
Return-to-provision, net	—	(85,492)
Other	(9,111)	48,309
	$(155,001)	$(403,995)

	Nine months ended
	March 31, 2016	March 31, 2015
Provision computed at the statutory federal tax rate	$(370,472)	$(563,474)
State income taxes, net of federal tax	(35,837)	(43,777)
Release of unearned EOSP shares and stock awards	10,388	48,369
Nondeductible expenses	(5,724)	(5,218)
Valuation allowance adjustment	79,000	—
Return-to-provision, net	—	(21,617)
Other	(27,383)	45,496
	$(350,028)	$(540,221)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at March 31, 2016 and for the three and nine months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.  All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

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

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

Assets.  Total assets at March 31, 2016 were $234.5 million, an increase of $19.5 million, or 9.1%, from $215.0 million at June 30, 2015.  The increase was primarily due to an increase in net cash and due from financial institutions and interest-earning deposits, securities available-for-sale and net loans, partially offset by decreases in time deposits with financial institutions, securities held-to-maturity, and foreclosed assets.    Net cash and due from financial institutions and interest-earning deposits increased $9.8 million, or 45.6%, to $31.3 million at March 31, 2016 from $21.5 million at June 30, 2015.  This increase is primarily related to an increase in deposits offset by new loan volume.  Securities available-for-sale increased $315,000, or 75.0%, to $735,000 at March 31, 2016 from $420,000 at June 30, 2015.  This increase was a result of purchasing one security classified as available-for-sale.  Net loans increased $12.7 million, or 7.1%, to $191.1 million at March 31, 2016 from $178.4 million at June 30, 2015.  The Company experienced loan growth in all three market areas. All time deposits with financial institutions had matured as of March 31, 2016 resulting in a zero balance compared to $500,000 at June 30, 2015.  Securities held-to-maturity decreased $2.5 million, or 75.8%, to $793,000 at March 31, 2016 from $3.3 million at June 30, 2015.  This decrease was primarily due to one security being called.  Foreclosed assets decreased $127,000, or 36.3%, to $223,000 at March 31, 2016 from $350,000 at June 30, 2015.  This decrease was a result of selling commercial property.

Nonperforming Assets and Allowance for Loan Losses.  We had non-performing assets of $2.6 million, or 1.1% of total assets as of March 31, 2016 and $1.8 million, or 0.9% of total assets as of June 30, 2015.  The allowance for loan losses totaled $2.8 million at March 31, 2016 and $2.6 million at June 30, 2015.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.5% at March 31, 2016 and 1.4% at June 30, 2015.  The allowance for loan losses to non-performing loans was 107.2% at March 31, 2016 and 123.5% at June 30, 2015.  This change is a result of an increase in nonperforming loans.

Deposits. Total deposits increased $21.8 million, or 12.5%, to $196.6 million at March 31, 2016 from $174.8 million at June 30, 2015.  The increase in deposits was a result of increases in non-interest bearing demand, interest-bearing NOW, money market, and savings account types.  Non-interest bearing demand accounts increased $1.4 million or, 6.4%, to $23.2 million at March 31, 2016 from $21.8 million at June 30, 2015.  Interest bearing NOW accounts increased $5.5 million, or 13.3% to $46.7 million at March 31, 2016 from $41.2 million at June 30, 2015.  Money market deposits increased $13.7 million, or 26.7%, to $65.0 million at March 31, 2016 from $51.3 million at June 30, 2015.  Savings accounts increased $3.4 million, or 26.0%, to $16.5 million at March 31, 2016 from $13.1 million at June 30, 2015.  Certificates of deposit decreased $2.2 million, or 4.6%, to $45.2 million at March 31, 2016 from $47.4 million at June 30, 2015.

Stockholders’ Equity. Total stockholder’s equity increased $14.6 million, or 69.5% to $35.6 million at March 31, 2016 from $21.0 million at June 30, 2015.  This increase was a result of the stock offering and net income of $740,000.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015

General. Net income for the three months ended March 31, 2016 was $242,000.  This represented a decrease of $373,000, or 60.7%, from net income of $615,000 for the three months ended March 31, 2015.

Interest Income. Total interest income for the three months ended March 31, 2016 increased $216,000, or 11.8%, to $2.1 million, from $1.8 million for the three months ended March 31, 2015.  The increase in interest income was due to increases in loans and interest-bearing bank balances.

Interest income from loans increased $229,000, or 12.8%, to $2.0 million for the three months ended March 31, 2016 from $1.8 million for the same period in 2015.  The increase in interest income from loans was due primarily to an increase of $24.1 million in average loan balances.  Average loan balances were $187.2 million for the three months ended March 31, 2016 compared to $163.1 million for the three months ended March 31, 2015.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans decreased 7 basis points to 4.30% during the three months ended March 31, 2016 from 4.37% for the three months ended March 31, 2015.

Interest income from interest-bearing balances increased $21,000, or 210.0% to $31,000 for the three months ended March 31, 2016 from $10,000 for the three months ended March 31, 2015.  This increase was due to an increase in average balances and higher yield.

Interest income from securities and FHLB Stock decreased $34,000, or 77.3%, to $10,000 for the three months ended March 31, 2016 from $44,000 for the three months ended March 31, 2015.  The causes for these decreases were lower average balances and a reduction in yields.

Interest Expense.   Interest expense decreased $92,000, or 25.3%, to $272,000 for the three months ended March 31, 2016 from $363,000 for the three months ended March 31, 2015.  Interest expense on deposits increased $27,000, or 11.0%, to $272,000 for the three months ended March 31, 2016 from $245,000 for the three months ended March 31, 2015.  This increase is primarily due to increased average balances.  Average balances for the three months ended March 31, 2016 was $170.1 million compared to $152.3 million for the three months ended March 31, 2015.  Interest expense on FHLB advances decreased $119,000, or 100.0%, to nothing for the three months ended March 31, 2016 compared to $119,000 for the three months ended March 31, 2015.  This was a result of no FHLB advances outstanding during the three months ended March 31, 2016.

Net Interest Income. Net interest income increased $308,000, or 20.9%, to $1.8 million for the three months ended March 31, 2016 from $1.5 million for the three months ended March 31, 2015.  Average interest-earning assets were $217.2 million for the three months ended March 31, 2016 and $185.0 million for the three months ended March 31, 2015, while the average yield was 3.78% and 3.97% for the respective periods.  Our net interest spread increased 10 basis points for the three months ended March 31, 2016 to 3.14% from 3.04% for the three months ended March 31, 2015. Our net interest margin increased 9 basis points to 3.28% for the three months ended March 31, 2016 from 3.19% for the three months ended March 31, 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 914 basis points to 127.7% for the three months ended March 31, 2016 from 118.5% for the three months ended March 31, 2015.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $2,000 for the three months ended March 31, 2016 and a provision benefit of $858,000 for the three months ended March 31, 2015.  The provision for loan losses for the three months ended March 31, 2016 was primarily a result of loan growth.  The allowance for loan losses was $2.8 million, or 1.5% of loans outstanding at March 31, 2016 compared to $2.4 million, or 1.5% of loans outstanding at March 31, 2015.  The non-performing assets to total assets ratio at March 31, 2016 was 1.1% as compared to 0.9% at March 31, 2015.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2016 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $110,000, or 25.4%, to $544,000 for the three months ended March 31, 2016 from $434,000 for the three months March 31, 2015.  The Company experienced increases in services charges on deposits accounts, gain on sale of loans, other loan fees and other income.  Offsetting these increases was a decrease in brokerage fee income.  Services charges on deposit accounts increased $21,000, or 16.3%, to $150,000 for the three months ended March 31, 2016 from $129,000 for the three months ended March 31, 2015.  Gain on sale of loans increased $81,000, or 114.1%, to $152,000 for the three months ended March 31, 2016 from $71,000 for the three months ended March 31, 2015.  Other loan fees increased $8,000, or 13.6%, to $67,000 for the three months ended March 31, 2016 from $59,000 for the three months ended March 31, 2015.  Other income increased $8,000, or 38.1%, to $29,000 for the three months ended March 31, 2016 from $21,000 for the three months ended March 31, 2015.  Brokerage fee income decreased $7,000, or 4.5%, to $147,000 for the three months ended March 31, 2016 from $154,000 for the three months ended March 31, 2015.

Non-Interest Expense Non-interest expense increased $180,000, or 10.3%, to $1.9 million for the three months ended March 31, 2016 from $1.7 million for the three months ended March 31, 2015.  This increase is primarily due to increases in salaries and employee benefits, director and committee fees, data processing fees, professional fees, supplies, telephone and postage, and other expenses.  Salaries and employee benefits increased $52,000, or 5.0%, to $1.1 million for the three months ended March 31, 2016 from $1.0 million for the three months ended March 31, 2015.  This increase is related to customary raises and increased benefits costs for existing personnel and bonuses tied to bank performance.  Director and committee fees increased $6,000, or 18.2%, to $39,000 for the three months ended March 31, 2016 from $33,000 for the three months ended March 31, 2015.  Data processing fees increased $18,000, or 14.4%, to $143,000 for the three months ended March 31, 2016 from $125,000 for the three months ended March 31, 2015.  Professional fees increased $58,000, or 446.2%, to $71,000 for the three months ended March 31, 2016 from $13,000 for the three months ended March 31, 2015.  This increase is a result of expenses related to being a public company.  Supplies, telephone, and postage increased $12,000, or 21.8%, to $67,000 for the three months ended March 31, 2016 from $55,000 for the three months ended March 31, 2015.  Other expenses increased $46,000, or 42.2%, to $155,000 for the three months ended March 31, 2016 from $109,000 for the three months ended March 31, 2015.

Income Tax Expense. For the three months ended March 31, 2016, income tax expense was $155,000 compared to $404,000 for the three months ended March 31, 2015.  The effective tax rate for the three months March 31, 2016 was 39.0% compared to 39.6% for the three months ended March 31, 2015.

Comparison of Operating Results for the Nine Months Ended March 31, 2016 and 2015

General. Net income for the nine months ended March 31, 2016 was $740,000.  This represented a decrease of $377,000, or 33.8%, from net income of $1.1 million for the nine months ended March 31, 2015.

Interest Income. Total interest income for the nine months ended March 31, 2016 increased $707,000, or 12.8%, to $6.2 million, from $5.5 million for the nine months ended March 31, 2015.  The increase in interest income was due to increases in loans and interest-bearing bank balances.

Interest income from loans increased $751,000, or 14.0%, to $6.1 million for the nine months ended March 31, 2016 from $5.4 million for the same period in 2015.  The increase in interest income from loans was due primarily to an increase of $23.5 million in average loan balances.  Average loan balances were $186.0 million for the nine months ended March 31, 2016 compared to $162.5 million for the nine months ended March 31, 2015.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans decreased 2 basis points to 4.39% during the nine months ended March 31, 2016 from 4.41% for the nine months ended March 31, 2015.

Interest income from interest-bearing balances increased $27,000, or 122.7%, to $49,000 for the nine months ended March 31, 2016 from $22,000 for the nine months ended March 31, 2015.  This increase was due to an increase in average balances and an increase in yield.

Interest income from securities and FHLB Stock decreased $71,000, or 47.9%, to $71,000 for the nine months ended March 31, 2016 from $142,000 for the nine months ended March 31, 2015.  The cause for these decreases was primarily a reduction in average balances.

Interest Expense.   Interest expense decreased $148,000, or 16.0%, to $778,000 for the nine months ended March 31, 2016 from $926,000 for the nine months ended March 31, 2015.  Interest expense on deposits increased $92,000, or 13.4%, to $777,000 for the nine months ended March 31, 2016 from $685,000 for the nine months ended March 31, 2015.  This increase is primarily due to increased average balances.  Average balances for the nine months ended March 31, 2016 was $160.8 million compared to $141.2 million for the nine months ended March 31, 2015.  Interest expense on FHLB advances decreased $240,000, or 100.0%, to nothing for the nine months ended March 31, 2016 compared to $240,000 for the nine months ended March 31, 2015.  This was a result of no FHLB advances outstanding during the nine months ended March 31, 2016.

Net Interest Income. Net interest income increased $855,000, or 18.5%, to $5.5 million for the nine months ended March 31, 2016 from $4.6 million for the nine months ended March 31, 2015.  Average interest-earning assets were $207.2 million for the nine months ended March 31, 2016 and $177.9 million for the nine months ended March 31, 2015, while the average yield was 4.02% and 4.15% for the respective periods.  Our net interest spread increased 5 basis points for the nine months March 31, 2016 to 3.38% from 3.33% for the nine months ended March 31, 2015.  Our net interest margin increased 6 basis points to 3.52% for the nine months ended March 31, 2016 from 3.42% for the nine months ended March 31, 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 1,039 basis points to 128.8% for the nine months ended March 31, 2016 from 118.4% for the nine months ended March 31, 2015.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $159,000 for the nine months ended March 31, 2016 and a provision benefit of $711,000 for the nine months ended March 31, 2015.  The provision for loan losses for the nine months ended March 31, 2016 was primarily a result of loan growth.  The provision benefit recorded during the nine months ended March 31, 2015 was from recoveries received on loans previously charged off.  The allowance for loan losses was $2.8 million, or 1.5% of loans outstanding at March 31, 2016 and $2.4 million, or 1.5% of loans outstanding for March 31, 2015.  The non-performing assets to total assets ratio at March 31, 2016 was 1.1% as compared to 0.9% at March 31, 2015.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2016 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $170,000, or 10.6%, to $1.8 million for the nine months ended March 31, 2016 from $1.6 million for the nine months ended March 31, 2015.  The Company experienced increases in services charges on deposit accounts, brokerage fee income, gain on sale of loans, other loan fees and other income.  Services charges on deposits accounts increased $7,000, or 1.6%, to $435,000 for the nine months ended March 31, 2016 from $428,000 for the nine months ended March 31, 2015.  Brokerage fee income increased $35,000, or 8.2%, to $461,000 for the nine months ended March 31, 2016 from $426,000 for the same period in 2015.  Gain on sale of loans increased $77,000, or 15.8%, to $565,000 for the nine months ended March 31, 2016 from $488,000 for the nine months ended March 31, 2015.  Other loan fees increased $18,000, or 9.6%, to $206,000 for the nine months ended March 31, 2016 from $188,000 for the same period ending in 2015.  Other income increased $32,000, or 45.7%, to $102,000 for the nine months ended March 31, 2016 from $70,000 for the nine months ended March 31, 2015.

Non-Interest Expense Non-interest expense increased $723,000, or 13.7%, to $6.0 million for the nine months ended March 31, 2016 from $5.3 million for the nine months ended March 31, 2015.  This increase is primarily due to increases in salaries and employee benefits, director and committee fees, data processing fees, advertising and public relations, professional fees, and other expenses.  Salaries and employee benefits increased $155,000, or 4.8%, to $3.4 million for the nine months ended March 31, 2016 from $3.2 million for the nine months ended March 31, 2015.  Director and committee fees increased $21,000, or 21.2%, to $120,000 for the nine months ended March 31, 2016 from $99,000 for the same period in 2015.  Data processing fees increased $199,000, or 99.0%, to $400,000 for the nine months ended March 31, 2016 from $201,000 for the nine months ended March 31, 2015.  Advertising and public relations increased $17,000 or 11.0%, to $172,000 for the nine months ended March 31, 2016 from $155,000 for the same period in 2015.  Professional fees increased $258,000 or 183.0%, to $399,000 for the nine months ended March 31, 2016 from $141,000 for the nine months ended March 31, 2015.  Other expenses increased $61,000 or 15.6%, to $452,000 for the nine months ended March 31, 2016 from $391,000 for the nine months ended March 31, 2015.  The increases were primarily attributable to non-recurring vendor rebates received in 2015 as well as the increased costs of being a public company.

Income Tax Expense. For the nine months ended March 31, 2016, income tax expense was $350,000 compared to $540,000 for the nine months ended March 31, 2015.  The effective tax rate for the nine months ended March 31, 2016 was 32.1% compared to 32.6% for the nine months ended March 31, 2015.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2016			2015
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$28,211	$31	0.44%	$17,614	$10	0.23%
Securities	1,551	9	2.32%	3,986	40	4.01%
Loans receivable	187,206	2,012	4.30%	163,107	1,783	4.37%
FHLB common stock	229	1	1.75%	331	4	4.83%
Total interest-earning assets	217,197	2,053	3.78%	185,038	1,837	3.97%
Total noninterest-earning assets	13,989			14,983
Total assets	$231,186			$200,021

Interest-bearing liabilities:
Savings accounts	$15,299	$9	0.24%	$13,379	$10	0.30%
NOW accounts	45,970	44	0.38%	43,833	51	0.47%
Money market accounts	63,394	110	0.69%	46,134	69	0.60%
Certificates of deposit	45,455	109	0.96%	48,920	115	0.94%
Total deposits	170,118	272	0.64%	152,266	245	0.64%
Other Borrowings	—	—	0.00%	222	—	0.00%
FHLB advances	—	—	0.00%	3,629	119	13.12%
Total interest-bearing liabilities	170,118	272	0.64%	156,117	364	0.93%
Noninterest-bearing demand deposits - checking accounts	23,746			21,823
Other liabilities	1,776			1,347
Total liabilities	195,640			179,287

Stockholders' equity	35,546			20,734
Total liabilities and stockholders' equity	$231,186			$200,021

Net interest income		$1,781			$1,473
Net interest rate spread			3.14%			3.04%
Net interest-earning assets	$47,079			$28,921
Net interest margin			3.28%			3.19%
Average interest-earning assets to average interest-bearing liabilities			127.67%			118.53%

	For the Nine Months Ended March 31,
	2016			2015
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$18,348	49	0.36%	$10,732	$22	0.27%
Securities	2,582	68	3.51%	4,186	126	4.01%
Loans receivable	185,994	6,126	4.39%	162,530	5,375	4.41%
FHLB common stock	228	3	1.75%	477	16	4.47%
Total interest-earning assets	207,152	6,246	4.02%	177,925	5,539	4.15%
Total noninterest-earning assets	14,018			15,320
Total assets	$221,170			$193,245

Interest-bearing liabilities:
Savings accounts	$14,133	$25	0.24%	$12,708	$24	0.25%
NOW accounts	43,042	127	0.39%	38,639	110	0.38%
Money market accounts	57,732	296	0.68%	42,431	186	0.58%
Certificates of deposit	45,918	329	0.96%	47,421	365	1.03%
Total deposits	160,825	777	0.64%	141,199	685	0.65%
Federal funds purchased and securities sold under repurchase agreements	—	—	—	231	1	0.58%
Other Borrowings	—	1	—	74	—	0.00%
FHLB advances	—	—	—	8,741	240	3.66%
Total interest-bearing liabilities	160,825	778	0.65%	150,245	926	0.82%
Noninterest-bearing demand deposits - checking accounts	22,670			20,771
Other liabilities	5,359			1,855
Total liabilities	188,854			172,871

Stockholders' equity	32,316			20,374
Total liabilities and stockholders' equity	$221,170			$193,245

Net interest income		$5,468			$4,613
Net interest rate spread			3.38%			3.33%
Net interest-earning assets	$46,327			$27,680
Net interest margin			3.52%			3.46%
Average interest-earning assets to average interest-bearing liabilities			128.81%			118.42%

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

	Three Months Ended			Nine Months Ended
	March 31, 2016 vs. 2015			March 31, 2016 vs. 2015
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$8	$13	$21	$18	$9	$27
Securities	(18)	(13)	(31)	(44)	(14)	(58)
FHLB Stock	(1)	(2)	(3)	(6)	(7)	(13)
Loans receivable	258	(29)	229	775	(24)	751
Total interest-earning assets	247	(31)	216	743	(36)	707

Interest-bearing liabilities:
Savings accounts	5	(6)	(1)	4	(3)	1
NOW accounts	(1)	(6)	(7)	14	3	17
Money market accounts	18	23	41	77	33	110
Certificates of deposit	(8)	2	(6)	(11)	(25)	(36)
Federal funds purchased and securities sold under repurchase agreements	—	—	—	(1)	—	(1)
Other Borrowings	—	—	—	1	—	1
FHLB advances	(119)	—	(119)	(240)	—	(240)
Total interest-bearing liabilities	(105)	13	(92)	(156)	8	(148)

Change in net interest income	$352	$(44)	$308	$899	$(44)	$855

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Liquid assets, which include cash and cash equivalents, interest-earning time deposits with other financial institutions and securities available-for-sale, totaled $32.0 million, or 13.7% of total assets at March 31, 2016, as compared to $22.4 million, or 10.2% of total assets, at June 30, 2015.   We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the FHLB of Topeka and Midwest Independent Bank amounted to $27.9 million at March 31, 2016 and $18.5 million at June 30, 2015.

A significant portion of our liquidity consists of securities classified as available-for-sale and cash and cash equivalents, which are a product of our operating, investing and financing activities.  Our primary sources of cash are net income, principal repayments on loans and mortgage-backed securities, and increases in deposit accounts, along with advances from the FHLB of Topeka.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB which provides an additional source of funds.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used by operating activities was $1.5 million for the nine months ended March 31, 2016 while net cash provided by operating activities was $1.0 million for the nine months ended March 31, 2015.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, was $7.0 million and $5.6 million for the nine months ended March 31, 2016 and 2015, respectively.  During the nine months ended March 31, 2016 the Company purchased $469,000 of securities classified as available-for-sale.  During the nine months ended March 31, 2015 there were no securities purchased or sold.  Net cash provided by financing activities, consisted primarily of deposit account activity and costs associated with the stock offering.  For the nine months ended March 31, 2016 and 2015 net cash provided by financing activities was $18.3 million and $17.1 million, respectively.

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

For the nine months ended March 31, 2016, we did not engage in any off-balance sheet transactions, other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

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

Item 4.Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

At March 31, 2016, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: May 12, 2016	By:	/s/ Thomas E. Gdowski
Thomas E. Gdowski
President and CEO

Dated: May 12, 2016	By:	/s/ Darcy M. Ray
Darcy M. Ray
CFO

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion and Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

3.1

Articles of Incorporation of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489 filed on September 23, 2015)

3.2

Bylaws of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489 filed on September 23, 2015)

4

Form of Common Stock Certificate of Equitable Financial Corp.  (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.