Form 10-K
period 2016-06-30
Equitable Financial Corp.
filed 2016-09-23
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001‑37489

EQUITABLE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	32‑0467709 (I.R.S. Employer Identification Number)
113 North Locust Street
Grand Island, NE (Address of principal executive offices)	68801 (Zip Code)

(308) 382‑3136

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

As of December 31, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $26,210,728

As of September 23, 2016, there were 3,477,227 shares issued and 3,477,157 shares outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Materials from the registrant’s proxy statement for the registrant’s Annual Meeting of Stockholders to be held on November 15, 2016 have been incorporated by reference into Part III of this Form 10‑K.

EQUITABLE FINANCIAL CORP.

FORM 10‑K

i

PART I

Item 1.  Business.

Forward‑Looking Statements

This Form 10‑K contains forward‑looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward‑looking statements include, but are not limited to:

•	Statements of our goals, intentions and expectations;
•	Statements regarding our business plans, prospects, growth and operating strategies;
•	Statements regarding the quality of our loan and investment portfolios; and
•	Estimates of our risks and future costs and benefits.

These forward‑looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward‑looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward‑looking statements:

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward‑looking statements.

Equitable Financial Corp.

Equitable Financial Corp., a Maryland corporation (the “Company”), was organized in February 2015. Upon completion of the mutual‑to‑stock conversion of Equitable Financial MHC in July 2015, the Company became the holding company of Equitable Bank and succeeded to all of the business and operations of Equitable Financial Corp., a federal corporation (“Old Equitable”), and each of Old Equitable and Equitable Financial MHC ceased to exist. Since the completion of the mutual‑to‑stock conversion, the Company has not engaged in any significant business activity other than owning the common stock of, and having deposits in, Equitable Bank. Our executive office is located at 113 North Locust Street, Grand Island, Nebraska, and our telephone number at that address is (308) 382‑3136.

Equitable Bank

Equitable Bank is a Nebraska‑based community bank that traces its roots to 1882, when Grand Island Building and Loan Association was chartered by the State of Nebraska as a mutual building and loan association. This building and loan association was converted to a federally chartered savings association in 1992. At that time, it adopted the name of “The Equitable Building and Loan Association of Grand Island, Nebraska, A Federal Savings Bank.” Our present name was adopted in 2005. We operate our business through our main office in Grand Island, Nebraska, one full‑service branch in each; Grand Island, North Platte and Omaha, Nebraska and one additional limited service branch in Grand Island. We believe our locations are strategically positioned within the State of Nebraska along the Interstate 80 corridor, from the eastern‑most point of that corridor in Omaha, through Nebraska’s fourth largest city in Grand Island, and to the largest city in the western part of that corridor in North Platte.

We are engaged primarily in the business of attracting deposits from the general public and using those funds to originate commercial loans, agricultural loans and one‑ to four‑family residential real estate loans. To a lesser extent, we also originate home equity loans, construction and land loans and consumer loans. We invest a portion of our assets in securities issued by the U.S. Government and its agencies, U.S. government‑sponsored enterprises and state and municipal governments. We also invest in mortgage‑backed securities primarily issued or guaranteed by U.S. government‑sponsored enterprises. Our principal sources of funds are deposits and principal and interest payments on loans and investments, as well as borrowings from the Federal Home Loan Bank (“FHLB”) of Topeka. Our principal source of income is from interest income received on loans and investment securities. Our principal expenses are interest paid on deposits and borrowings, employee compensation and benefits, data processing and facilities.

We also provide retail brokerage services in Grand Island and North Platte, under the name “Equitable Wealth Management.” In the fiscal year ended June 30, 2016, we had brokerage fee income of $633,000. At June 30, 2016, our brokerage business had approximately $142.4 million in assets under management.

Equitable Bank is subject to extensive regulation by the Office of the Comptroller of the Currency (“OCC”) and by the Federal Deposit Insurance Corporation (“FDIC”) and is a member of the FHLB System.

Equitable Bank’s main office is located at 113 North Locust Street, Grand Island, Nebraska and the telephone number at that address is (308) 382‑3136.

Available Information

Our website is located at www.equitableonline.com, and our investor relations website is located at http://investors.equitableonline.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and our Proxy Statements for our annual meetings of stockholders. In addition, our call reports and other regulatory filings are available through our investor relations website after we file them with the applicable regulators.

We provide notifications of news, financial highlights and announcements regarding our financial performance, including SEC filings, regulatory filings and press releases, as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. Additional corporate governance information, including our board committee charters and code of conduct, also is available on our investor relations website under the heading “Governance Documents.” Information on our website is not incorporated by reference into this Annual Report on Form 10‑K or in any other report or document we file with the SEC.

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

Historically, we have considered Grand Island and the surrounding communities in Hall County as our primary market area. With the fourth largest population in Nebraska, Grand Island is a regional population and employment center for central Nebraska. Grand Island has a diverse employment base and serves as a center for agriculture, manufacturing, healthcare, tourism, retail and other related industries. The surrounding communities in Hall County are primarily rural and have an agriculture‑based economy.

Omaha is the leading urban market in Nebraska, located in eastern Nebraska. Omaha, which is Nebraska’s largest city, is a leader in the central United States in the insurance, telecommunications and transportation industries. North Platte, located in central‑western Nebraska, has an economy primarily based on agriculture and the transportation industry.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2015, which is the most recent date for which data is available from the FDIC, we held approximately 6.5% of the deposits in Hall County, which was the fifth largest market share out of the fourteen financial institutions with offices in Hall County. In addition, banks owned by large bank holding companies also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

Our competition for loans comes primarily from financial institutions in our market areas, and, to a lesser extent, from other financial service providers such as mortgage companies and mortgage brokers. Competition for loans also comes from non‑depository financial service companies in the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered the barriers to market entry, allowed banks and other lenders to expand their geographic reach by providing services over the Internet and made it possible for non‑depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our future growth.

Lending Activities

General.  Our principal lending activity is to originate commercial operating loans, commercial real estate loans, agricultural operating loans, agricultural real estate loans and one‑ to four‑family residential real estate loans. To a lesser extent, we also originate home equity loans, construction and land loans and consumer loans. As a long‑standing community lender, we believe that our knowledge of our communities allows us to compete effectively in commercial, agricultural and residential lending by emphasizing superior customer service and local underwriting, which we believe differentiates us from larger commercial banks in our market areas.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial:
Operating	$15,356	7.7%	$14,967	8.3%	$18,138	11.4%	$16,968	13.1%	$12,576	10.2%
Real estate	67,699	33.7%	56,609	31.3%	45,289	28.4%	32,482	25.2%	35,889	29.0%
Agricultural:
Operating	22,943	11.4%	27,230	15.1%	24,884	15.6%	18,420	14.3%	15,822	12.8%
Real estate	24,965	12.4%	21,049	11.7%	19,677	12.3%	15,418	12.0%	11,940	9.6%
Residential real estate:
One- to four-family(1)	40,310	20.1%	40,892	22.7%	34,021	21.3%	33,514	26.0%	35,910	29.0%
Home equity	12,645	6.3%	10,761	6.0%	9,669	6.1%	6,667	5.2%	7,376	6.0%
Other loans:
Construction and land	13,210	6.6%	5,844	3.2%	5,044	3.2%	2,437	1.9%	1,390	1.1%
Consumer	3,567	1.8%	3,093	1.7%	2,796	1.7%	2,944	2.3%	2,839	2.3%
Total loans(2)	200,695	100.0%	180,445	100.0%	159,518	100.0%	128,850	100.0%	123,742	100.0%
Other items:
Deferred loan origination costs, net	562		561		565		492		447
Allowance for loan losses	(2,947)		(2,583)		(2,574)		(2,293)		(2,286)
Loans, net	$198,310		$178,423		$157,509		$127,049		$121,903

(1)

At June 30, 2016, 2015, 2014, 2013, and 2012, this category of loans included $20.7 million, $18.6 million, $13.0 million, $12.1 million, and $11.7 million respectively, of loans collateralized by non‑owner occupied properties.

(2)	There were no foreign loans for the periods presented.

Loan Portfolio Maturities and Yields.  The following tables set forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at June 30, 2016. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.

Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	At June 30, 2016
	Commercial—		Commercial—		Agricultural—
	Operating		Real Estate		Operating
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
1 year or less	$4,485	4.87%	$6,642	4.60%	$19,804	4.74%
Greater than 1 to 3 years	3,024	4.76%	10,336	4.64%	978	5.12%
Greater than 3 to 5 years	5,352	4.69%	22,584	4.40%	1,722	5.02%
Greater than 5 to 10 years	1,670	4.70%	15,069	4.51%	439	4.29%
Greater than 10 to 20 years	825	4.00%	13,068	3.52%	—	—%
More than 20 years	—	—%	—	—%	—	—%
Total	$15,356	4.72%	$67,699	4.31%	$22,943	4.76%

	At June 30, 2016
			Residential		Residential
	Agricultural—		Real Estate—		Real Estate—
	Real Estate		One- to Four-Family		Home Equiity
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
1 year or less	$4,503	4.72%	$4,968	4.84%	$4,693	4.62%
Greater than 1 to 3 years	1,944	4.30%	5,530	4.64%	2,867	4.59%
Greater than 3 to 5 years	2,954	4.45%	9,509	4.62%	1,964	4.57%
Greater than 5 to 10 years	11,485	4.48%	7,108	4.70%	598	4.67%
Greater than 10 to 20 years	4,079	3.52%	6,536	4.29%	1,610	4.74%
More than 20 years	—	—%	6,659	4.48%	913	4.33%
Total	$24,965	4.35%	$40,310	4.59%	$12,645	4.60%

	At June 30, 2016
	Other—Construction
	and Land		Other—Consumer		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
1 year or less	$6,811	4.36%	$283	4.93%	$52,189	4.68%
Greater than 1 to 3 years	20	6.50%	1,098	5.73%	25,797	4.69%
Greater than 3 to 5 years	416	4.55%	1,864	5.30%	46,365	4.55%
Greater than 5 to 10 years	5,794	4.51%	322	5.54%	42,485	4.55%
Greater than 10 to 20 years	169	4.50%	—	—%	26,287	3.81%
More than 20 years	—	—%	—	—%	7,572	4.46%
Total	$13,210	4.44%	$3,567	5.43%	$200,695	4.50%

Fixed and Adjustable Rate Loan Schedule.  The following table sets forth at June 30, 2016, the dollar amount of all fixed‑rate and adjustable‑rate loans with a maturity date after June 30, 2017:

	At June 30, 2016 and
	Due after June 30, 2017
	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial:
Operating	$8,363	$2,508	$10,871
Real estate	40,863	20,194	61,057
Agricultural:
Operating	2,478	661	3,139
Real estate	7,009	13,453	20,462
Residential real estate:
One- to four-family	19,292	16,050	35,342
Home equity	1,851	6,101	7,952
Other loans:
Construction and land	6,230	169	6,399
Consumer	3,158	126	3,284
Total loans	$89,244	$59,262	$148,506

Commercial—Operating Loans.  At June 30, 2016, approximately $15.4 million, or 7.7% of our loan portfolio consisted of commercial operating loans, including commercial lines of credit and term loans. Our commercial lines of credit are generally used by our customers to finance short‑term working capital needs, like accounts receivable and inventory. Our commercial lines of credit generally are priced on an adjustable‑rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial lines of credit. Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months. Our commercial term loans are generally used by our customers to fund longer‑term borrowing needs, such as purchasing equipment, property improvements or other fixed assets. We typically fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or 7 years, whichever is less. Term loans can be secured with a variety of collateral, including business assets such as equipment, furniture, fixtures or real estate.

At June 30, 2016, our largest lending relationship for commercial operating loans involved total loan balances of $1.3 million and was secured by stock and business assets.  At June 30, 2016, the borrower in this relationship was performing in accordance with the required repayment terms.

Borrowers of commercial operating loans are required to supply current financial statements and tax returns. Additionally, some borrowers are required to produce cash flow projections which are updated on an annual basis. In addition, on larger loans, the loan officer responsible for the loan and/or our in‑house evaluator will perform an annual site visit, obtain financial statements and perform a financial review of the loan.

Unlike one‑ to four‑family residential real estate loans, which we generally originate on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, we typically originate commercial operating loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income produced by the property. As a result, the availability of funds for the repayment of commercial operating loans may be substantially dependent on the success of the business or rental property itself and the general economic environment. Therefore, commercial operating loans that we originate generally have greater credit risk than the one‑ to four‑family residential real estate loans that we originate or, generally, consumer loans. In addition, commercial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

Commercial—Real Estate Loans.  At June 30, 2016, approximately $67.7 million, or 33.7% of our loan portfolio consisted of commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, retail buildings, owner‑occupied offices, apartment buildings and developed lots. At June 30, 2016, our commercial real estate loans had an average loan balance of approximately $334,000. At June 30, 2016, our largest lending relationship for commercial real estate loans involved total loan balances of $3.6 million and was secured by buildings. At June 30, 2016, the borrower in this relationship was performing in accordance with the required repayment terms.

We offer both fixed‑rate and adjustable‑rate commercial real estate loans to our customers. At the present time, a large number of our customers are selecting a five‑year fixed‑rate loan product with a balloon payment due after five years. As a result, at June 30, 2016, 68.7% of our commercial real estate loans had fixed interest rates. The rates on our adjustable‑rate commercial real estate loans are generally tied to a variety of indices including the prime interest rate as reported in The Wall Street Journal. A portion of our commercial real estate loans represent permanent financing for borrowers who have completed real estate construction for which we previously provided construction financing.

In underwriting commercial real estate loans, we generally lend up to 70% of the property’s appraised value. We base our decisions to lend on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 1.25 times), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are obtained from commercial real estate borrowers. We require title insurance insuring the priority of our lien, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one‑ to four‑family residential real estate loans. Commercial real estate loans, however, entail additional credit risks compared to one‑ to four‑family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income‑producing properties typically depends on the successful operation of the related real estate project, and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All commercial real estate loans are appraised by outside independent appraisers approved by the Board of Directors or by internal evaluations, where permitted by regulation. Personal guarantees generally are obtained from the principals of commercial real estate loans.

Agricultural—Operating Loans.  At June 30, 2016, approximately $22.9 million, or 11.4% of our loan portfolio, consisted of agricultural operating loans. These loans include seasonal crop operating loans that are used to fund the borrower’s crop production operating expenses; livestock operating and revolving loans used to purchase livestock for resale and related livestock production expense; and loans used to finance the purchase of machinery, equipment and breeding stock. Agricultural operating loans are originated at an adjustable‑ or fixed‑rate of interest and generally for a term of up to 12 months. In the case of agricultural operating loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed rates of interest for a term of up to five years. At June 30, 2016, the average outstanding principal balance of our agricultural operating loans was approximately $103,000, excluding lines of credit with zero balances at this date.

At June 30, 2016, our largest lending relationship for agricultural operating loans involved total loan balances of $2.4 million and was secured by cattle. At June 30, 2016, the borrower in this relationship was performing in accordance with the required repayment terms.

Borrowers of agricultural operating loans are required to supply current financial statements and tax returns. Additionally, some borrowers are required to produce cash flow projections which are updated on an annual basis. In addition, on larger loans, the loan officer responsible for the loan and/or our in‑house evaluator will perform an annual site visit, obtain financial statements and perform a financial review of the loan.

Unlike one‑ to four‑family residential real estate loans, which we generally originate on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, we typically originate agricultural operating loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business. As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment. Therefore, agricultural operating loans that we originate generally have greater credit risk than the one‑ to four‑family residential real estate loans that we originate or, generally, consumer loans. In addition, agricultural operating loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

Our agricultural operating loans present an additional risk, as a significant number of our borrowers with these types of loans may qualify for relief under 11 U.S.C. Section 1201 et seq. of the United States Bankruptcy Code (generally known as Chapter 12‑Adjustment of Debts of a Family Farmer or Fisherman with Regular Annual Income) (“Chapter 12”). Chapter 12, which was enacted by the United States Congress in response to the recession in agriculture in 1986, is designed specifically for the reorganization of financial obligations of family farmers.

Pursuant to Chapter 12, a family farmer may be permitted through an order of the Bankruptcy Court to modify a loan with Equitable Bank without the consent of Equitable Bank, including the following types of modifications: (1) the sale of a portion of the property that serves as collateral for a loan (typically grain or livestock) and the use of the cash proceeds for the borrower’s operating expenses (which reduces the overall value of the Bank’s collateral securing the loan); (2) non‑payment by the borrower of unsecured indebtedness; (3) a reduction in the amount of the loan to the current fair market value of secured property; (4) establishing a repayment schedule which extends the original repayment schedule for the loan; and (5) establishing a lower interest rate on the unpaid balance of the loan. Although we have had exposure to Chapter 12 since its enactment, we never have had a loan that we were required to modify involuntarily under Chapter 12.

Agricultural—Real Estate Loans.  At June 30, 2016, approximately $25.0 million, or 12.4% of our loan portfolio consisted of agricultural real estate loans, which are loans to finance the acquisition, development or refinancing of agricultural real estate. We consider a number of factors in originating agricultural real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the agricultural property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).

We offer both fixed‑rate and adjustable‑rate agricultural real estate loans to our customers. At the present time, a large number of our customers are selecting a five‑year fixed‑rate loan product with a balloon payment due after five years. As a result, at June 30, 2016, 38.4% of our agricultural real estate loans had fixed rates of interest. Generally, our agricultural real estate loans amortize over periods not in excess of 20 years and have a loan‑to‑value ratio of 50%, although we will originate such loans with a maximum loan‑to‑value ratio of 65%. In recent years, with the substantial increases in the price of the agricultural real estate in our market area, consistent with our conservative underwriting practices, the loan‑to‑value ratio on the majority of our agricultural real estate loans has not exceeded 50%.

We also originate agricultural real estate loans directly and through programs sponsored by the Farmers Home Administration, an agency of the United States Department of Agriculture (“FmHA”), which provides a partial guarantee on loans underwritten to FmHA standards.

Agricultural real estate loans generally carry higher interest rates and have shorter terms than one‑to‑four‑family residential real estate loans. Agricultural real estate loans, however, entail additional credit risks compared to one‑ to four‑family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, payments on agricultural real estate loans are dependent on the successful operation or management of the farm property securing the loan. The success of the loan may also be affected by many factors outside the control of the borrower.

Weather presents one of the greatest risks to agricultural real estate lending as hail, drought, floods, or other conditions, can severely limit crop yields and thus impair loan repayments and the value of the underlying collateral. This risk can be reduced by the farmer with a variety of insurance coverages which can help to ensure loan repayment. For instance, we generally require farmers to obtain multi‑peril crop insurance coverage through a program partially subsidized by the Federal government. Grain and livestock prices also present a risk as prices may decline prior to sale resulting in a failure to cover production costs. These risks may be reduced by the farmer with the use of futures contracts or options to mitigate price risk. Another risk is the uncertainty of government programs and other regulations. During periods of low commodity prices, the income from government programs can be a significant source of cash to make loan payments and if these programs are discontinued or significantly changed, cash flow problems or defaults could result. Finally, many farms are dependent on a limited number of key individuals upon whose injury or death may result in an inability to successfully operate the farm.

At June 30, 2016 our largest lending relationship for agricultural real estate loans involved total loan balances of $3.7 million. At June 30, 2016, the borrower in this relationship was performing in accordance with the required repayment terms.

Like our agricultural operating loans, our agricultural real estate loans present the additional risks associated with Chapter 12 of the United States Bankruptcy Code. See “Agricultural—Operating Loans” above for additional information regarding Chapter 12.

Residential Real Estate—One‑ to Four‑Family Loans.  Historically, our primary lending consisted of originating one‑ to four‑family, owner‑occupied residential real estate loans, substantially all of which were secured by properties located in our market areas. Over the past several years, we have begun to shift our lending focus towards originating commercial and agricultural operating and real estate loans. Nevertheless, at June 30, 2016, approximately $40.3 million, or 20.1% of our loan portfolio, consisted of one‑ to four‑family residential real estate loans.

A portion of the housing stock in our market areas is comprised of two‑, three‑ and four‑unit properties, all of which are classified as one‑ to four‑family residential real estate loans. At June 30, 2016, of the $40.3 million of one‑ to four‑family residential real estate loans in our portfolio, $20.7 million, or 51.4% of this amount, were comprised of non‑owner occupied properties.

The average loan balance of one‑ to four‑family residential real estate loans held in our portfolio at June 30, 2016 was $72,000 and our largest outstanding balance at that date was $888,000, which was secured by non-owner occupied residential properties located in Omaha, Nebraska. At June 30, 2016, this loan was performing in accordance with it repayment terms.

We currently offer one‑ to four‑family residential real estate loans with terms up to 30 years that are generally underwritten according to Federal National Mortgage Corporation (“Fannie Mae”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed‑ and adjustable‑rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2016 was generally $417,000 for single‑family homes in our market area. We generally sell our one‑ to four‑family residential fixed‑rate real estate loans in the secondary market.

Our fixed‑rate one‑ to four‑family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years. Fixed rate one‑ to four‑family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. At June 30, 2016, 57.5% of the one‑ to four‑family residential real estate loans held in our portfolio (and not sold in the secondary market) were fixed‑rate loans.

Our adjustable‑rate one‑ to four‑family residential real estate loans generally consist of loans with initial interest rates fixed for one, three, or five years, and annual adjustments thereafter are indexed based on changes in the one‑year United States Treasury bill constant maturity rate. Our adjustable‑rate mortgage loans generally have an interest rate adjustment limit of 200 basis points per adjustment, with a maximum lifetime interest rate adjustment limit of 500 basis points. In the current low interest rate environment, we have not originated a significant dollar amount of adjustable‑rate mortgage loans.

Although adjustable‑rate one‑ to four‑family residential real estate loans may reduce, to an extent, our vulnerability to changes in market interest rates because they periodically re‑price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments.

Regulations limit the amount we may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For borrowers who do not obtain private mortgage insurance (“PMI”), our lending policies limit the maximum loan‑to‑value ratio on both fixed‑rate and adjustable‑rate mortgage loans to 80% of the appraised value of the collateralized property, with the exception for a limited use product which allows for loans up to 90% with no PMI. For most one‑ to four‑family residential real estate loans with loan‑to‑value ratios of between 80% and 95%, we require the borrower to obtain PMI. For first mortgage loan products, we require the borrower to obtain title insurance. We also require homeowners’ insurance, fire and casualty, and, if necessary, flood insurance on properties securing real estate loans. We do not offer, and have never offered or invested in, one‑ to four‑family residential real estate loans specifically designed for borrowers with sub‑prime credit scores, including interest‑only, negative amortization or payment option adjustable‑rate mortgage loans.

Residential Real Estate—Home Equity Loans.  At June 30, 2016, home equity loans totaled approximately $12.6 million, or 6.3% of our loan portfolio, and are made up of lines of credit secured by owner‑occupied and non‑owner occupied one‑ to four‑family residences and second and third real estate mortgage loans. At June 30, 2016, the total unused commitments with respect to our home equity loans were $4.4 million. The average outstanding home equity loan balance at June 30, 2016 was $37,000 and our largest outstanding home equity loan balance at that date was $556,000, which was secured by residential property located in Grand Island, Nebraska. At June 30, 2016, this loan was performing in accordance with it repayment terms.

Home equity loans and home equity lines of credit are generally underwritten using the same criteria that we use to underwrite one‑ to four‑family residential real estate loans. We typically originate home equity loans and home equity lines of credit on the basis of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. Home equity loans are offered with fixed and adjustable interest rates. Lines of credit also are offered with fixed and adjustable rates, which generally are indexed to the prime rate, and with a draw period up to five years. The loan‑to‑value ratio for our home equity loans is generally limited to 85% when combined with the first security lien, if applicable. The loan to value of our home equity lines of credit are generally limited to 85%, unless we hold the first mortgage. If we hold the first mortgage, we will permit a loan to value of up to 90% and adjust the interest rate and underwriting standards to compensate for the additional risk.

For all first lien position mortgage loans, we utilize outside independent appraisers. For second position mortgage loans where we also hold the existing first mortgage, we will use the lesser of the existing appraisal used in underwriting the first mortgage or assessed value. For all other second mortgage loans, we will use a third‑party service which gathers all data from real property tax offices and gives the property a low, middle and high value, together with similar properties for comparison. The middle value from the third‑party service will be the value used in underwriting. If the valuation method for the loan amount requested does not provide a value, or the value is not sufficient to support the loan request and it is determined that the borrower(s) is(are) credit worthy, a full appraisal will be ordered.

Home equity loans have greater risk than one‑ to four‑family residential real estate loans secured by first‑position mortgages or deeds of trust. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to work out the relationship in order to avoid foreclosure because the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Moreover, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Other—Construction and Land Loans.  At June 30, 2016, construction and land loans totaled approximately $13.2 million, or 6.6% of our loan portfolio. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, motels, shopping centers and owner‑occupied properties used for businesses. The average outstanding construction loan balance at June 30, 2016 was $54,000. Our largest lending relationship for construction loans at that date involved a $3.2 million commitment with nothing outstanding, which was secured by storage units. At June 30, 2016, the borrower in this relationship was performing in accordance with the required repayment terms.

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

Other—Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes. As of June 30, 2016, consumer loans totaled approximately $3.6 million, or 1.8% of our loan portfolio, and consisted primarily of automobile, recreational vehicles and unsecured personal loans, as well as unsecured lines of credit and loans secured by deposit accounts. As of June 30, 2016, approximately $234,000 of our consumer loans were unsecured. The average outstanding consumer loan balance at June 30, 2016 was $4,000 and our largest outstanding consumer loan balance at that date was $60,000, which is secured by an assignment of contract. At June 30, 2016, this loan was performing in accordance with it repayment terms.

Our procedure for underwriting consumer loans includes an assessment of the applicant’s credit history and ability to meet existing obligations and payments of the proposed loan, as well as an evaluation of the value of the collateral security, if any.

Consumer loans generally entail greater risk than one‑ to four‑family residential real estate loans, particularly in the case of loans that are unsecured or are secured by assets that tend to depreciate in value, such as automobiles. As a result, consumer loan collections are primarily dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. In these cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining value often does not warrant further substantial collection efforts against the borrower.

Loan Originations, Purchases, Sales and Servicing.  We benefit from a number of sources for our loan originations, including existing customers, borrowers, builders, real estate broker referrals, attorneys, and “walk‑in” customers. We also advertise in newspapers that are widely circulated in our market areas of Grand Island, North Platte and Omaha. Our loan origination activity may be affected adversely by a rising interest rate environment which may result in decreased loan demand. Other factors, such as the overall health of the local economy and competition from other financial institutions, can also impact our loan originations. Although we originate both fixed‑rate and adjustable‑rate loans, our ability to generate each type of loan depends upon borrower demand, market interest rates, borrower preference for fixed‑versus adjustable‑rate loans, and the interest rates offered on each type of loan by other lenders in our market area. These lenders include commercial banks, savings institutions, credit unions, and mortgage banking companies that also actively compete for local real estate loans. Accordingly, the volume of loan originations may vary from period to period.

The majority of the fixed rate residential loans that are originated each year meet the underwriting guidelines established by Fannie Mae. We sell the majority of originations of residential real estate loans into the secondary market. We continue to service them once they are sold. We sold 190 and 202 one‑ to four‑family residential real estate loans during the fiscal years ended June 30, 2016 and 2015, respectively.

From time to time, we also purchase loan participations in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2016, we had 11 purchased loan participations for which we were not the lead lender, which totaled $7.2 million. All purchased loan participations were performing in accordance with their terms at June 30, 2016.

From time to time, we also sell loan participations in which we remain the lead lender. Participations are sold primarily when the total loan amount exceeds our legal lending limit or concentration limit. At June 30, 2016, we had 12 sold loan participations for which we remained the lead lender. The participated loans totaled $20.2 million, of which $5.7 million was retained by us and $14.5 million was sold to other financial institutions.

The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	For the Year Ended
	June 30,
	2016	2015
	(in thousands)
Loans receivable at beginning of period	$180,445	$159,518
Originations by type:
Commercial:
Operating	16,626	15,651
Real estate	45,557	29,867
Agricultural:
Operating	46,389	63,297
Real estate	16,270	9,630
Residential real estate:
One- to four-family	38,016	42,704
Home equity	11,887	9,649
Other loans:
Construction and land	21,038	9,548
Consumer	3,633	3,312
Total loans originated	199,416	183,658
Loans purchased	3,038	1,626
Transfer to foreclosed assets	(239)	—
Loans sold	(27,977)	(28,400)
Charge-offs	(16)	(416)
Principal repayments	(153,973)	(135,541)
Loans receivable at end of period	$200,694	$180,445

Loan Approval Procedures and Authority.  Equitable Bank’s lending activities follow written, non‑discriminatory underwriting standards and loan origination policies established by management and the Board of Directors. Our policies are designed to provide loan officers with guidelines on acceptable levels of risk, given a broad range of factors. The loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan, if applicable.

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

If a loan relationship is in excess of any individual loan officer’s lending authority, the extension of credit must be referred to the Branch Loan Committee for each market, which consists of all loan officers of that branch. Each Branch Loan Committee can approve loan relationships up to $500,000. Loan relationships over $500,000 are referred to our Senior Loan Committee, which consists of all Market Presidents and our Chief Executive Officer. The Senior Loan Committee has the authority to approve loan relationships up to $750,000. Loan relationships above $750,000 are referred to the Executive Committee of the Board of Directors or the entire Board of Directors. The Executive Committee or the entire Board of Directors must approve all loans over the limits described above. In addition, the Executive Committee ratifies all consumer loan relationships over $100,000 and all commercial loan relationships over $500,000.

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

Loans to One Borrower.  Federal savings banks are subject to the same loans‑to‑one‑borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2016, our lending limit was $4.4 million and $7.4 million for loans secured by readily marketable collateral. At June 30, 2016, our largest lending relationship to one borrower totaled $3.7 million, which was secured by agricultural real estate and complied with our legal lending limit at the time of origination. This lending relationship was performing in accordance with its terms at June 30, 2016. Our second largest lending relationship at June 30, 2016 was $3.6 million and is secured by commercial real estate. This lending relationship also was performing in accordance with its terms at June 30, 2016.

Asset Quality

Loan Delinquencies and Collection Procedures.  When a loan becomes delinquent, we make attempts to contact the borrower to determine the cause of the delayed payments and seek a reasonable solution to permit the loan to be brought current within a reasonable period of time. The outcome can vary with each individual borrower. In the case of mortgage loans and consumer loans, a late notice is sent 15 days after an account becomes delinquent. If delinquency persists, notices are sent at the 30 day delinquency mark, the 45 day delinquency mark and the 60 day delinquency mark. After 15 days, we attempt to establish telephone contact with the borrower. In the case of mortgage loans, included in every late notice is a letter that includes information regarding home‑ownership counseling. As part of a workout agreement, we will accept partial payments during the month in order to bring the account current. If attempts to reach an agreement are unsuccessful and the customer is unable to comply with the terms of the workout agreement, we will review the account to determine if foreclosure is warranted, in which case, consistent with Nebraska law, we send a 90 day notice of foreclosure and then a 30 day notice before legal proceedings are commenced. A consumer final demand letter is sent in the case of a consumer loan. In the case of commercial loans and commercial mortgage loans, we follow a similar notification practice with the exception of the previously mentioned information on home‑ownership counseling. In addition, commercial loans do not require 90 day notices of foreclosure. Generally, commercial borrowers only receive 10 day notices before legal proceedings can be commenced. Commercial loans may experience longer workout times which may trigger a need for a loan modification that could meet the requirements of a troubled debt restructured loan.

Impaired and Non‑Performing Loans.  A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement.

A loan is non‑performing when it is greater than 90 days past due. Some loans may be included in both categories, whereas other loans may only be included in one category. Specific allocations are made for loans that are determined to be impaired. Our policy requires that all non‑homogeneous loans past due greater than 90 days be classified as impaired and non‑performing. However, loans past due less than 90 days may also be classified as impaired when management does not expect to collect all amounts due according to the contractual terms of the loan agreement. Impairment is measured by determining the present value of expected future cash flows or, for collateral‑dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses as compared to the loan carrying value.

As of June 30, 2016, our total non‑accrual loans were $1.8 million, or 0.90% of total loans, compared to $1.5 million, or 0.81% of total loans, at June 30, 2015. At June 30, 2016, our largest non‑accrual loan was a one‑ to four‑family residential real estate loan with an outstanding balance of $330,000.

Troubled Debt Restructurings.    Troubled debt restructurings are loan restructurings in which we, for economic or legal reasons related to an existing borrower’s financial difficulties, grant a concession to the debtor that we would not otherwise consider. Typically, a troubled debt restructuring involves a modification of terms of a debt, such as reduction of the stated interest rate for the remaining original life of the debt or extension of the maturity date. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. No additional loan commitments were outstanding to our troubled debt restructured borrowers at June 30, 2016.

The following table sets forth our troubled debt restructurings by concession type and amount at the dates indicated:

	At June 30,
	2016		2015		2014		2013		2012
	(in thousands)
Extension of maturity	$2,688	(1)	$2,619	(3)	$2,243	(5)	$5,263	(7)	$5,209	(9)
Reduced rate below market	1,787	(2)	1,890	(4)	2,740	(6)	2,991	(8)	2,719	(10)
Total troubled debt restructurings	$4,475		$4,509		$4,983		$8,254		$7,928

(1)	$1.4 million of the troubled debt restructurings of this concession type were non‑accruing.
(2)	$66,000 of the troubled debt restructurings of this concession type were non‑accruing.
(3)	$1.0 million of the troubled debt restructurings of this concession type were non‑accruing.
(4)	$76,000 of the troubled debt restructurings of this concession type were non‑accruing.
(5)	$326,000 of the troubled debt restructurings of this concession type were non‑accruing.
(6)	$726,000 of the troubled debt restructurings of this concession type were non‑accruing.
(7)	$3.9 million of the troubled debt restructurings of this concession type were non‑accruing.
(8)	$509,000 of the troubled debt restructurings of this concession type were non‑accruing.
(9)	$1.6 million of the troubled debt restructurings of this concession type were non‑accruing.
(10)	$401,000 of the troubled debt restructurings of this concession type were non‑accruing.

Loans on non‑accrual status at the date of modification are initially classified as non‑accrual troubled debt restructurings. At June 30, 2016, we had $1.5 million in non‑accruing troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay. At June 30, 2016 and 2015, we had $3.0 million and $3.4 million in accruing troubled debt restructurings, respectively. As of June 30, 2016, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Non‑Performing Assets.  The following table sets forth the amounts and categories of our non‑performing assets in our loan portfolio at the dates indicated:

	At June 30,
	2016	2015	2014	2013	2012
	(in thousands)
Non-accrual loans:
Commercial:
Operating	$—	$20	$110	$163	$—
Real estate	38	38	39	—	—
Agricultural:
Operating	7	11	—	—	—
Real estate	178	242	—	27	30
Residential real estate:
One- to four-family	92	40	50	232	659
Home equity	12	—	22	—	—
Other loans:
Construction and land	—	—	—	—	—
Consumer	4	—	—	—	—
Total non-accrual loans	331	351	221	422	689
Non-accruing troubled debt restructured loans:
Commercial:
Operating	97	279	441	172	401
Real estate	54	183	200	—	477
Agricultural:
Operating	—	—	—	—	—
Real estate	701	230	—	—	—
Residential real estate:
One- to four-family	596	402	402	1,787	1,126
Home equity	18	20	—	23	—
Other loans:
Construction and land	—	—	—	2,440	—
Consumer	3	6	9	13	—
Total non-accruing troubled debt restructured loans	1,469	1,120	1,052	4,435	2,004
Total non-performing loans	1,800	1,471	1,273	4,857	2,693
Foreclosed assets:
Foreclosed commercial real estate loans	462	336	336	1,557	1,557
Foreclosed agricultural real estate loans	—	—	—	—	—
Foreclosed residential real estate loans	—	—	—	—	—
Foreclosed other assets	—	14	77	—	—
Total foreclosed assets	462	350	413	1,557	1,557
Total non-performing assets	$2,262	$1,821	$1,686	$6,414	$4,250
Accruing troubled debt restructured loans:
Commercial:
Operating	$71	$30	$44	$434	$—
Real estate	35	—	2,168	2,103	2,485
Agricultural:
Operating	1	—	—	—	—
Real estate	—	—	—	—	—
Residential real estate:
One- to four-family	2,840	3,294	1,716	1,206	3,129
Home equity	59	63	—	71	82
Other loans:
Construction and land	—	—	—	—	—
Consumer	—	2	3	5	17
Total accruing troubled debt restructured loans	$3,006	$3,389	$3,931	$3,819	$5,713
Ratios:
Non-performing loans to total loans	0.90%	0.82%	0.80%	3.77%	2.18%
Non-performing assets to total assets	1.00%	0.85%	0.93%	3.85%	2.57%

For the fiscal year ended June 30, 2016, gross interest income which would have been recorded had the non‑performing loans been current in accordance with their original terms amounted to $80,000. We recognized $71,000 of interest income on such loans during the fiscal year ended June 30, 2016.

Foreclosed assets.  Foreclosed assets consist of property acquired through formal foreclosure, in‑substance foreclosure or by deed in lieu of foreclosure, and are recorded at fair value less estimated costs to sell, establishing a new cost basis. Write‑downs to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. Subsequent to foreclosure, valuations are updated periodically and assets are marked to current fair value, not to exceed the initial cost basis. In the determination of fair value subsequent to foreclosure, management also considers other factors or recent developments, such as, changes in absorption rates and market conditions from the time of valuation and anticipated sales values considering management’s plans for disposition. Either change could result in adjustment to lower the property value estimates indicated in the appraisals.

For the year ended June 30, 2016, one loan was transferred to foreclosed assets in the amount of $239,000.  For the year ended June 30, 2015, no loans were transferred into foreclosed assets. We had $462,000 and $350,000 in foreclosed assets at June 30, 2016 and 2015, respectively.

Delinquent Loans.  At June 30, 2016, we had one loan for $24,000 past due 61 days or more and accruing.  This loan is secured by a residential property.  We believe the collateral supports the value of the loan.  At June 30, 2015, 2014, 2013, and 2012 we had no loans 61 days or more past due and still accruing. The following table sets forth our accruing loan delinquencies by type, amount and percentage at June 30, 2016.

Loans Delinquent For:
	61 - 90 Days			Greater than 90 Days			Total Delinquent Loans
			Percent			Percent			Percent
			of Loan			of Loan			of Loan
	Number	Amount	Category	Number	Amount	Category	Number	Amount	Category
(Dollars in thousands)
At June 30, 2016
Commercial:
Operating	—	$—	—%	—	$—	—%	—	$—	—%
Real estate	—	—	—%	—	—	—%	—	—	—%
Agricultural:
Operating	—	—	—%	—	—	—%	—	—	—%
Real estate	—	—	—%	—	—	—%	—	—	—%
Residential real estate:
One- to four-family	1	24	0.06%	—	—	—%	1	24	0.06%
Home equity	—	—	—%	—	—	—%	—	—	—%
Other loans:
Construction and land	—	—	—%	—	—	—%	—	—	—%
Consumer	—	—	—%	—	—	—%	—	—	—%
Total loans	1	$24	0.01%	—	$—	—%	1	$24	0.01%

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the OCC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific allowance for loan losses is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover losses that were both probable and reasonable to estimate. General allowances represent allowances which have been established to cover accrued losses associated with lending activities that were both probable and reasonable to estimate, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge‑off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific allowances.

In connection with the filing of our periodic regulatory reports and in accordance with our classification of assets policy, we continuously assess the quality of our loan portfolio and we regularly review the problem loans in our loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. Management reviews the status of our loan portfolio delinquencies, by product types, with the full Board of Directors on a monthly basis. Individual classified loan relationships are discussed as warranted. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

We also employ a risk grading system for our loans to help assure that we are not taking unnecessary and/or unmanageable risk. The primary objective of the loan risk grading system is to establish a method of assessing credit risk to further enable management to measure loan portfolio quality and the adequacy of the allowance for loan losses.

The following table sets forth our amounts of classified loans and loans designated as special mention as of June 30, 2016 and 2015. The classified loans totaled $3.0 million at June 30, 2016 and included $1.8 million of nonperforming loans.

	At June 30,
	2016	2015
	(in thousands)
Classification of loans:
Substandard	$3,041	$2,842
Doubtful	—	—
Loss	—	—
Total classified loans	$3,041	$2,842
Special Mention	$830	$—

Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	For the Year ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$2,583	$2,574	$2,293	$2,286	$6,476
Charge-offs:
Commercial:
Operating	—	(406)	(65)	(9)	(913)
Real estate	—	—	—	—	(384)
Agricultural:
Operating	—	—	—	—	—
Real estate	—	—	—	—	—
Residential real estate:
One- to four-family	—	—	(11)	(53)	(13)
Home equity	—	—	—	—	—
Other loans:
Construction and land	—	—	—	(33)	(3,045)
Consumer	(13)	(10)	(14)	(2)	(6)
Total charge-offs	(13)	(416)	(90)	(97)	(4,361)
Recoveries:
Commercial:
Operating	66	36	367	74	15
Real estate	29	—	—	—	—
Agricultural:
Operating	—	—	—	—	—
Real estate	—	—	—	—	—
Residential real estate:
One- to four-family	2	14	2	18	—
Home equity	—	—	—	—	—
Other loans:
Construction and land	—	931	678	104	—
Consumer	5	2	5	5	8
Total recoveries	102	983	1,052	201	23
Net recoveries (charge-offs)	89	567	962	104	(4,338)
Provision for loan losses	275	(558)	(681)	(97)	148
Balance at end of period	$2,947	$2,583	$2,574	$2,293	$2,286
Ratios:
Net recoveries (charge-offs) during the period to average loans outstanding during the period	0.0%	0.3%	0.7%	0.1%	−3.3%
Net recoveries (charge-offs) during the period to non-performing loans at end of period	4.9%	38.5%	75.6%	2.1%	−161.1%
Allowance for loan losses to non-performing loans at end of period	163.7%	175.6%	202.2%	47.2%	84.9%
Allowance for loan losses to total loans at end of period	1.5%	1.4%	1.6%	1.8%	1.8%

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is increased by the provision for loan losses, and decreased by charge‑offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non‑residential consumer loans are generally charged off no later than 120 days past due on a contractual basis, unless productive collection efforts are providing results. Consumer loans may be charged off earlier in the event of bankruptcy, or if there is an amount that is deemed uncollectible. No portion of the allowance for loan losses is restricted to any individual loan product and the entire allowance is available to absorb any and all loan losses.

The allowance is based on two components, which are: (i) specific reserves for impaired loans; and (ii) a general valuation allowance for the remainder of the loan portfolio.

The first component is the specific reserves that relate to loans that are classified as impaired. For these loans, an allowance is established when the discounted cash flows or collateral value of the impaired loan are lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured by either the present value of the expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral if the loan is collateral dependent. The majority of our loans utilize the fair value of the underlying collateral. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case‑by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed. One‑ to four‑family residential real estate loans and consumer installment loans are considered to be homogeneous and, therefore, are not separately evaluated for impairment unless they are considered troubled debt restructurings. A loan is considered to be a troubled debt restructuring when, to maximize the recovery of the loan we modify the borrower’s existing loan terms and conditions in response to financial difficulties experienced by the borrower.

The second component of the allowance for loan losses is the general valuation allowance. The general valuation allowance is determined by historical loss experience and consideration of a variety of current factors including, but not limited to; levels of and trends in delinquencies and impaired loans; levels of and trends in charge‑offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on new information as it becomes known. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

In addition, the OCC, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available at the time of the examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, we believe the current level of the allowance for loan losses is adequate.

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

	At June 30,
	2016			2015			2014			2013			2012
			Percent of			Percent of			Percent of			Percent of			Percent of
			Loans in			Loans in			Loans in			Loans in			Loans in
		Loan	Each		Loan	Each		Loan	Each		Loan	Each		Loan	Each
	Allowance	Amounts	Category	Allowance	Amounts	Category	Allowance	Amounts	Category	Allowance	Amounts	Category	Allowance	Amounts	Category
	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)
Commercial:
Operating	$255	$15,356	7.7%	$272	$14,967	8.3%	$489	$18,138	11.4%	$375	$16,968	13.1%	$351	$12,576	10.2%
Real estate	1,082	67,699	33.7%	852	56,609	31.3%	748	45,289	28.4%	635	32,482	25.2%	695	35,889	29.0%
Agricultural:
Operating	362	22,943	11.4%	403	27,230	15.1%	359	24,884	15.6%	251	18,420	14.3%	193	15,822	12.8%
Real estate	376	24,965	12.4%	294	21,049	11.7%	287	19,677	12.3%	200	15,418	12.0%	137	11,940	9.6%
Residential real estate:
One- to four-family	486	40,310	20.1%	480	40,892	22.7%	432	34,021	21.3%	606	33,514	26.0%	681	35,910	29.0%
Home equity	169	12,645	6.3%	164	10,761	6.0%	154	9,669	6.1%	112	6,667	5.2%	85	7,376	6.0%
Other loans:
Construction and land	164	13,210	6.6%	73	5,844	3.2%	68	5,044	3.2%	80	2,437	1.9%	106	1,390	1.1%
Consumer	53	3,567	1.8%	45	3,093	1.7%	37	2,796	1.7%	34	2,944	2.3%	38	2,839	2.3%
Total loans	$2,947	$200,695	100.0%	$2,583	$180,445	100.0%	$2,574	$159,518	100.0%	$2,293	$128,850	100.0%	$2,286	$123,742	100.0%

Investment Activities

General.  We are permitted under federal law to invest in various types of liquid assets, including U.S. Government obligations, securities of various federal agencies and of state and municipal governments, deposits at the FHLB of Topeka, certificates of deposit at federally insured institutions, certain bankers’ acceptances and federal funds. Within certain regulatory limits, we also may invest a portion of our assets in commercial paper and corporate debt securities. We are also required to maintain an investment in stock of the FHLB of Topeka.

Securities are categorized as “held to maturity,” “trading” or “available for sale,” based on management’s intent as to the ultimate disposition of each security. Debt securities are classified as “held to maturity” and reported in financial statements at amortized cost only if we have the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security’s prepayment risk, increases in loan demand, or other similar factors cannot be classified as “held to maturity.”

Trading securities are carried at fair value with unrealized gains and losses recorded through earnings. We typically do not use a trading account with the intent to purchase and sell securities. Debt and equity securities not classified as “held to maturity” or “trading” are classified as “available for sale.” These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. None of our securities are classified as trading securities.

All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their fair value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, settlement date and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk‑based capital is also considered. We purchase securities to provide necessary liquidity for day‑to‑day operations, and when investable funds exceed loan demand.

Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives. The Board of Directors reviews our securities portfolio on a monthly basis.

Securities classified as held to maturity totaled $782,000 at June 30, 2016; $180,000 of this amount was mortgage‑backed securities. We had no securities classified as available for sale, other than mortgage‑backed securities, at June 30, 2016. Mortgage‑backed securities are discussed below.

We also have a $230,000 investment in FHLB stock at June 30, 2016, which is classified separately from securities due to the restrictions on sale or transfer. For further information regarding our securities portfolio, see Note 2 to the consolidated financial statements.

Municipal Obligations.  At June 30, 2016, our municipal securities portfolio totaled $602,000 and was comprised of taxable bonds issued by cities and other political subdivisions in Nebraska. At June 30, 2016, all of our municipal securities were classified as held to maturity. At this date, none of these securities had maturities of more than 10 years.

Mortgage‑Backed Securities.  Mortgage‑backed securities represent a participation interest in a pool of one‑ to four‑family or multi‑family mortgages. The mortgage originators use intermediaries (generally U.S. government agencies and government‑sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as Equitable Bank receiving the principal and interest payments on the mortgages. Such U.S. government agencies and government sponsored enterprises guarantee the payment of principal and interest to investors.

Mortgage‑backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed‑rate or adjustable‑rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage‑backed pass‑through security thus approximates the life of the underlying mortgages. Our mortgage‑backed securities consist of Ginnie Mae securities.

At June 30, 2016, mortgage‑backed securities represented 0.4% of our total assets, of which $665,000 were available for sale and $180,000 were held to maturity. At June 30, 2016, $845,000, or 100% of our mortgage‑backed securities had fixed rates of interest. During the fiscal year ended June 30, 2016 one mortgage-back security was purchased for approximately $469,000.  During the fiscal year ended June 30, 2015 there was no purchases of mortgage‑backed securities.

Mortgage‑backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder. In addition, mortgage‑backed securities are more liquid than individual mortgage loans and we may use them to collateralize borrowings or other obligations of Equitable Bank.

Amortized Cost and Estimated Fair Value of Securities.  The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At June 30,
	2016		2015		2014
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
Municipal obligations	$602	$606	$3,017	$3,021	$3,141	$3,142
Ginnie Mae	180	195	260	278	501	526
Total investment securities held to maturity	782	801	3,277	3,299	3,642	3,668
Investment securities available for sale:
Ginnie Mae	658	665	426	420	887	882
Total investment securities available for sale	658	665	426	420	887	882
Total investment securities	$1,440	$1,466	$3,703	$3,719	$4,529	$4,550

Carrying Values, Yields and Maturities.  The following tables set forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of June 30, 2016. Adjustable‑rate mortgage‑backed securities are included in the period in which interest rates are next scheduled to adjust.

	At June 30, 2016
			More than One Year
	One Year or Less		Through Five Years
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Investment securities held to maturity:
Municipal obligations(1)	$—	—%	$602	3.20%
Ginnie Mae	—	—%	—	0.00%
Total investment securities held to maturity	—	—%	602	3.20%
Investment securities available for sale:
Ginnie Mae	—	—%	—	0.00%
Total investment securities available for sale	—	—%	—	0.00%
Total investment securities	$—	—%	$602	3.20%

(1)	Yield is stated on a pre‑tax basis.

	At June 30, 2016
	More than Five Years
	Through Ten Years		More than Ten Years
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Investment securities held to maturity:
Municipal obligations	$—	—%	$—	0.00%
Ginnie Mae	—	—%	180	4.56%
Total investment securities held to maturity	—	—%	180	4.56%
Investment securities available for sale:
Ginnie Mae	—	—%	658	3.22%
Total investment securities available for sale	—	—%	658	3.22%
Total investment securities	$—	—%	$838	3.38%

	At June 30, 2016
	Total Securities
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Investment securities held to maturity:
Municipal obligations	$602	$606	3.20%
Ginnie Mae	180	195	4.56%
Total investment securities held to maturity	782	801	3.51%
Investment securities available for sale:
Ginnie Mae	658	665	3.22%
Total investment securities available for sale	658	665	3.22%
Total investment securities	$1,440	$1,466	3.38%

Sources of Funds

General.  Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also rely on advances from the FHLB of Topeka and Promontory Products as a form of brokered deposits. In addition to deposits and borrowings, we derive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on interest earning assets. While scheduled loan payments and income on interest earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing market interest rates, economic conditions and competition from other financial institutions.

Deposits.  A majority of our depositors are persons or businesses who work or reside or operate in Hall, Lincoln and Douglas Counties in Nebraska. We offer a selection of deposit products, including checking, savings, money market deposit accounts, and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We establish interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Management determines the rates and terms based on rates paid by competitors, our need for funds or liquidity, overall growth goals and federal and state regulations. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.

The Promontory network is a form of brokered deposit program. In addition to offering depositors enhanced FDIC insurance coverage, being a participant in the Promontory network allows us to fund our balance sheet through CDARS’ One‑Way Buy program. This program uses a competitive bid process for available deposits at specified terms.

These deposits work well for us because of their weekly availability, coupled with their short term, which allows us to more closely mirror our funding needs. We believe this arrangement is a viable source of funding provided that we maintain our “well‑capitalized” status. Brokered deposit holdings are limited to 10% of reported total assets or $22.5 million as of June 30, 2016. At June 30, 2016, brokered deposits totaled $3.2 million (all of which are in products with the Promontory network). At June 30, 2016, we had $44.7 million in total time deposits.

Deposit Accounts.  The following tables set forth the dollar amount of savings deposits in the various types of deposit programs we offered as of and for the dates indicated:

	At or for the Year ended June 30,
	2016				2015
	Average			Weighted	Average			Weighted
	Balance	Amount	Percent	Average Rate	Balance	Amount	Percent	Average Rate
	(Dollars in thousands)				(Dollars in thousands)
Deposit type:
Interest-bearing NOW	$43,122	$42,734	22.8%	0.38%	$39,699	$41,227	23.5%	0.39%
Money market	58,471	60,352	32.3%	0.69%	44,206	51,319	29.4%	0.66%
Savings	14,305	14,870	8.0%	0.23%	12,826	13,076	7.5%	0.24%
Certificates of deposit	45,669	44,710	23.9%	0.96%	47,538	47,368	27.1%	0.95%
Noninterest-bearing demand	23,220	24,296	13.0%	—%	22,426	21,779	12.5%	—%
Total deposits	$184,787	$186,962	100.0%	0.56%	$166,695	$174,769	100.0%	0.56%

	At or for the Year ended June 30, 2014
	Average			Weighted
	Balance	Amount	Percent	Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing NOW	$32,219	$34,500	23.0%	0.35%
Money market	36,621	39,970	26.7%	0.56%
Savings	10,866	11,559	7.7%	0.26%
Certificates of deposit	42,427	43,151	28.8%	1.02%
Noninterest-bearing demand	18,350	20,583	13.7%	—%
Total deposits	$140,483	$149,763	100.0%	0.54%

Maturities of Certificates of Deposit Accounts.  The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated:

	At June 30, 2016
			Over One
	Less than	Six Months	Year to	Over		Percent of
	Six Months	to One Year	Three Years	Three Years	Total	Total
	(Dollars in thousands)
Interest Rate:
0.50% and below	$5,923	$5,016	$2,204	$1,739	$14,882	33.3%
0.51% to 1.00%	2,351	914	5,440	1,949	10,654	23.8%
1.01% to 2.00%	6,780	5,800	4,277	2,128	18,985	42.5%
2.01% to 3.00%	67	—	—	122	189	0.4%
Total	$15,121	$11,730	$11,921	$5,938	$44,710	100.0%

As of June 30, 2016, the aggregate amount of outstanding certificates of deposit at Equitable Bank in amounts greater than or equal to $100,000 was approximately $18.9 million. The following table presents the maturity of these certificates of deposit at such date.

At June 30,
Maturity Period	2016
(in thousands)
Less than three months	$2,978
Three to six months	4,228
Six months to one year	5,299
Over one year to three years	3,882
Over three years	2,487
Total	$18,874

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2016	2015
	(in thousands)
Interest Rate:
0.50% and below	$14,882	$15,592
0.51% to 1.00%	10,654	9,301
1.01% to 2.00%	18,985	21,032
2.01% to 3.00%	189	1,343
3.01% to 4.00%	—	100
Total	$44,710	$47,368

Borrowings.  We may obtain advances from the FHLB of Topeka upon the security of the common stock we own in the FHLB of Topeka and our qualifying residential real estate loans and mortgage‑backed securities, provided certain standards related to creditworthiness are met. These advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. The following table sets forth information with respect to our FHLB advances, which were our only outstanding borrowings for the periods indicated.

	At or for the Year Ended June 30,
	2016	2015	2014
	(in thousands)
Federal Home Loan Bank Advances:
Maximum outstanding at any month end	$—	$12,229	$10,768
Balance at the end of period	—	—	10,768
Average balance during period	—	6,556	10,674
Weighted average interest rate at the end of period	—%	—%	2.22%
Weighted average interest rate during period	—%	3.67%	2.26%

Personnel

As of June 30, 2016, we had 67 full‑time employees and 8 part‑time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

The Company’s only direct subsidiary is Equitable Bank. Equitable Bank has no subsidiaries.

Supervision and Regulation

General

Equitable Bank, as a federal savings association, is currently subject to extensive regulation, examination and supervision by the OCC, as its primary federal regulator, and by the FDIC as the insurer of its deposits. Equitable Bank is a member of the FHLB System and its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Equitable Bank must file reports with the OCC concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC to evaluate Equitable Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes. Any change in such policies, whether by the OCC, the FDIC or Congress, could have a material adverse impact on the Company and Equitable Bank and their operations.

The Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd‑Frank Act”) made extensive changes to the regulation of Equitable Bank. Under the Dodd‑Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings associations such as Equitable Bank was transferred to the OCC on July 21, 2011. The OCC is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd‑Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Equitable Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

Certain of the regulatory requirements that are applicable to Equitable Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Equitable Bank and the Company.

Federal Banking Regulation

Business Activities.  The activities of federal savings banks, such as Equitable Bank, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, e.g., commercial, non‑residential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Capital Requirements.  On July 9, 2013, the OCC approved rules that amended the regulatory capital rules applicable to Equitable Bank.  The rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions.  The rules include new minimum risk-based capital and leverage ratios, which became effective January 1, 2015, and refine the definition of what constitutes “capital” for purposes of calculating those ratios.

The new minimum capital level requirements applicable to Equitable Bank are:  (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6% (increased from 4%); (iii) a total capital to risk-weighted assets ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%.  The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios resulting in the following ratios:  (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5%; (iii) a total capital to risk-weighted assets ratio of 10.5%; and, a Tier 1 leverage ratio unchanged at 4%.  The phase-in period for the capital conservation buffer requirement started January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.  An institution is subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

Prompt Corrective Regulatory Action.  Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. The OCC is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

Insurance of Deposit Accounts.  Equitable Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk‑based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd‑Frank Act required the FDIC to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Equitable Bank. Management cannot predict what insurance assessment rates will be in the future.

Loans to One Borrower.  Federal law provides that savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily‑marketable collateral.

Qualified Thrift Lender Test.  Federal law requires savings associations to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential real estate loans and related investments, including certain mortgage‑backed securities but also including education, credit card and small business loans) in at least nine months out of each twelve‑month period.

A savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd‑Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of June 30, 2016, Equitable Bank maintained 81.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

In the future, if our business strategy leads to continued growth in our commercial loan portfolio, we may consider converting Equitable Bank’s charter from that of a savings association to that of a commercial bank. Doing so could allow us to avoid operating restrictions and penalties that can be applied to savings associations which fail to satisfy the qualified thrift lender test.

Limitation on Capital Distributions.  Federal regulations impose limitations upon all capital distributions by a savings association, including cash dividends, payments to repurchase its shares and payments to stockholders of another institution in a cash‑out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OCC regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, the institution must still provide 30 days prior written notice to, and receive the nonobjection of, the Federal Reserve Board of the capital distribution if, like Equitable Bank, it is a subsidiary of a holding company, as well as an informational notice filing to the OCC. If Equitable Bank’s capital ever fell below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low‑ and moderate‑income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Equitable Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

Transactions with Related Parties.  Federal law limits Equitable Bank’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Equitable Bank, including the Company and any of its other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non‑affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings association may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes‑Oxley Act of 2002 generally prohibits loans by the Company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Equitable Bank’s authority to extend credit to executive officers, directors and 10% stockholders (“insiders”), as well as entities such persons control, is limited. The laws limit both the individual and aggregate amount of loans that Equitable Bank may make to insiders based, in part, on Equitable Bank’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.

Enforcement.  The OCC currently has primary enforcement responsibility over savings associations and has authority to bring actions against the institution and all institution‑affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1.0 million per day in especially egregious cases. The FDIC has the authority to recommend to the OCC that enforcement action be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Federal Home Loan Bank System.  Equitable Bank is a member of the FHLB System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Equitable Bank, as a member of the FHLB of Topeka, is required to acquire and hold shares of capital stock in that FHLB. Equitable Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2016 of $230,000.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain non‑interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2016, require a 3% ratio for up to $110.0 million, a 10% ratio above $110.0 million, and an exemption of $15.2 million. Equitable Bank complies with the foregoing requirements. In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

Other Regulations

Equitable Bank’s operations are also subject to federal laws applicable to credit transactions, including the:

•	Truth‑In‑Lending Act, governing disclosures of credit terms to consumer borrowers;
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

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

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

Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non‑subsidiary holding company or savings association. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Capital Requirements.  Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd‑Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including the Company.  In May 2015, the Federal Reserve Board approved a final rule which exempts certain savings and loan holding companies that have total consolidated assets of less than $1 billion from the consolidated capital requirements.  The Company qualifies for this exemption.

Source of Strength.  The Dodd‑Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends and Stock Repurchases.  The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which also applies to savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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

Acquisition of the Company.  Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti‑trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

Emerging Growth Company Status.  The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say‑on‑pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say‑on‑golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, the Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non‑voting equity held by non‑affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three‑year period, issued more than $1.0 billion in non‑convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non‑voting equity held by non‑affiliates).

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

Bad Debt Reserves.  Prior to 1996, Equitable Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. As a result of tax law changes in 1996, Equitable Bank was required to use the specific charge‑off method in computing its bad debt deduction beginning with its 1996 federal tax return. Savings institutions were required to recapture any excess reserves over those established as of December 31, 1987 (base year reserve).

At June 30, 2016, Equitable Bank had approximately $1.7 million in reserves subject to recapture in excess of its base year reserves.

The Company is required to use the specific charge‑off method to account for bad debt tax deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Equitable Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift‑related recapture rules. However, under current law, pre‑1988 tax bad debt reserves remain subject to recapture if Equitable Bank makes certain non‑dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At June 30, 2016, our total federal pre‑base year bad debt reserve was approximately $2.1 million.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2016, the Company had approximately $170,000 in available credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. A 2009 federal tax law change allows for a one‑time carry back of either 2008 or 2009 taxable losses for up to five years. At June 30, 2016, the Company had net operating loss carryforwards of approximately $1.7 million.

Corporate Dividends‑Received Deduction.  The Company may exclude from its federal taxable income 100% of dividends received from Equitable Bank as a wholly‑owned subsidiary by filing consolidated tax returns. The corporate dividends‑received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation. The dividends‑received deduction is 70% when the corporation receiving the dividend owns less than 20% of the distributing corporation.

State Taxation

Nebraska Taxation.  Under Nebraska law, Equitable Bank pays a franchise tax in lieu of a corporate income tax. The franchise tax is the lesser of two amounts computed based on our average deposits and net financial income, respectively. Presently, the tax is $0.47 per $1,000 of average deposits but not to exceed an amount determined by applying 3.81% to our net financial income. Net financial income is our income as reported to the OCC after ordinary and necessary expenses but before income taxes. In addition, the Company is required to file a Nebraska income tax return because we do business in Nebraska. For Nebraska tax purposes, corporations are presently taxed at a rate equal to 5.58% of the first $50,000 of taxable income and 7.81% of taxable income in excess of $50,000. For this purpose, “taxable income” generally means federal taxable income, subject to certain adjustments (including addition of interest income on non‑Nebraska municipal obligations and excluding interest income from qualified U.S. governmental obligations).

Item 1A.  Risk Factors.

This item is not applicable because we are a smaller reporting company.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table sets forth certain information relating to our properties as of June 30, 2016.

				Net Book
	Year	Owned/	Date of Lease	Value as of
Location	Opened	Leased	Expiration	June 30, 2016
				(in thousands)
Main Office:
113 North Locust Street	1959	Owned	Not applicable	$1,546
Grand Island, Nebraska
Full Service Branches:
619 North Diers Avenue	2000	Owned	Not applicable	$1,234
Grand Island, Nebraska
920 South Jeffers Street	2005	Owned	Not applicable	$1,591
North Platte, Nebraska
10855 West Dodge Road, Suite	2006	Leased	2017	Not applicable
110 Omaha, Nebraska
Limited Service Branch:
3012 South Locust Street	2005	Owned	Not applicable	$530
Grand Island, Nebraska

We believe that our facilities are adequate for the business conducted.

Item 3.  Legal Proceedings.

At June 30, 2016, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

On March 2, 2015, the Boards of Directors of Equitable Financial MHC and Equitable Financial Corp., a federal corporation (“Old Equitable”) adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, Equitable Financial Corp., a Maryland corporation (the “Company”), was organized and Equitable Financial MHC converted from the mutual holding company form of organization to the fully public form on July 8, 2015. As part of the conversion, Equitable Financial MHC’s ownership interest of the Company was offered for sale in a public offering. The existing publicly held shares of Old Equitable were exchanged for 1.0911 new shares of common stock of the Company. The exchange ratio ensured that immediately after the conversion and public offering, the public stockholders of Old Equitable owned the same aggregate percentage of the Company’s common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, the Company became the holding company of Equitable Bank and succeeded to all of the business and operations of Old Equitable and each of Old Equitable and Equitable Financial MHC ceased to exist.

Shares of the Company’s common stock commenced trading on the NASDAQ Capital Market on July 9, 2015 under the symbol “EQFN” following the completion of the conversion and offering. Prior to that date, trades in the common stock of Old Equitable had been quoted on the OTC Pink Marketplace operated by the OTC Markets Group Inc. under the symbol “EQFC.”

The following table sets forth the high and low trading prices for New and Old Equitable’s common stock for each quarter during the last two fiscal years, as obtained from NASDAQ and the OTC Bulletin Board and the OTC Pink Marketplace operated by OTC Markets Group Inc., and the dividends paid during those periods. We have adjusted the share prices to reflect the 1.0911 exchange ratio in the conversion.

	Price Per Share		Dividends
	High	Low	Paid
Year Ending June 30, 2016
Fourth quarter	$8.44	$8.16	$—
Third quarter	$9.09	$8.15	$—
Second quarter	$9.09	$7.95	$—
First quarter	$9.15	$7.65	$—
Year Ending June 30, 2015
Fourth quarter	$8.29	$6.47	$—
Third quarter	$6.87	$5.13	$—
Second quarter	$5.36	$4.99	$—
First quarter	$5.41	$4.75	$—

On September 16, 2016, the Company had 273 stockholders of record, not including those who hold shares in “street name.”

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

The Company is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the company appears consistent with its capital needs, asset quality and overall financial condition. In addition, the Company is subject to Maryland law, which generally permits a corporation to pay dividends on its common stock unless, after giving effect to the dividend, the corporation would be unable to pay its debts as they become due in the usual course of its business or the total assets of the corporation would be less than its total liabilities. Further, the Company is not permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established by the Company in connection with the conversion.

The Company’s ability to pay dividends may depend, in part, on its receipt of dividends from Equitable Bank. The OCC and Federal Reserve Board regulations limit dividends and other distributions from Equitable Bank to us. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized or if the proposed distribution raises safety and soundness concerns. Further, Equitable Bank is not permitted to pay dividends on its common stock to the Company, its sole stockholder, if its stockholders’ equity would be reduced below the amount of the liquidation account established in connection with the conversion. In addition, any payment of dividends by Equitable Bank to the Company that would be deemed to be drawn out of Equitable Bank’s bad debt reserves would require the payment of federal income taxes by Equitable Bank at the then current income tax rate on the amount deemed distributed.

Under OCC regulations, an application to and the prior approval of the OCC is required prior to any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under applicable regulations (i.e., generally examination ratings in the top two categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OCC. If an application is not required, an institution must still provide prior notice to the Federal Reserve Board of the distribution if it is a subsidiary of a holding company. In such circumstances, notice must also be provided to the OCC.

Stock Repurchases

The Company did not repurchase any shares of its common stock during the year ended June 30, 2016.

Item 6.  Selected Financial Data.

This item is not applicable because we are a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at June 30, 2016 and 2015 and for the fiscal years ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the audited consolidated financial statements and the notes thereto, appearing in Part II, Item 8 of this report. All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

Overview

We are a Nebraska‑based community bank headquartered in Grand Island, Nebraska, with full‑service branch offices in Grand Island, Omaha and North Platte, Nebraska. For most of our history as a community bank, which dates back to 1882, we have operated as a traditional thrift institution, focusing on the origination of one‑ to four‑family residential real estate loans. In the past 10 years, however, we have expanded our lending focus and now offer a wide range of loans to commercial businesses, agricultural borrowers and consumers—in addition to our traditional residential loan products. We also invest in securities, primarily U.S. government agency securities, municipal bonds and mortgage‑backed securities. In addition, we offer insurance and investment products and services from locations in Grand Island, Omaha and North Platte.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest‑earning assets and the interest we pay on our interest‑bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non‑interest income and non‑interest expense. Non‑interest income currently consists primarily of service fees, rental income, gain on sales of loans and other income. Non‑interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy, data processing, advertising and promotion, professional and regulatory, federal deposit insurance premiums, net loss on other real estate owned, write‑downs, sales and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our business strategy is to operate and grow a well‑capitalized, profitable, community‑oriented financial institution dedicated to providing quality customer service. Highlights of our business strategy are as follows:

•

Continuing to grow and diversify our loan portfolio in our existing market areas.  We have been successful in growing and diversifying our loan portfolio over the past 10 years. At June 30, 2016, we had total loans of $200.7 million. Of this amount, $40.3 million, or 20.1%, consisted of one‑ to four‑family residential real estate loans, $83.1 million, or 41.4%, consisted of commercial operating or real estate loans, and $47.9 million, or 23.9%, consisted of agricultural operating or real estate loans. Our strategy is to continue to focus on maintaining this type of diversified loan mix, which we believe will provide us with expanded lending opportunities in our existing market areas.

•

Applying disciplined underwriting practices to maintain the quality of our loan portfolio.  We believe that strong asset quality is a key to long‑term financial success. We have sought to grow and diversify our loan portfolio, while maintaining a high level of asset quality with moderate credit risk. We seek to accomplish this by applying underwriting standards that we believe are conservative and by pursuing diligent monitoring and collection efforts. As we have increased the amount of commercial and agricultural loans in our portfolio in recent years, we have sought to manage the larger loan exposures though our conservative approach to lending. At June 30, 2016, our nonperforming loans (loans which are 90 or more days delinquent and loans which are less than 90 days delinquent but classified as nonaccrual) were less than 1.0% of our total loan portfolio.

•

Continuing to grow our core deposits.  Over the past five years, we have been successful in growing our deposit base overall and in increasing the share of our deposit base that consists of core deposits. At June 30, 2016, our total deposits were $187.0 million, and core deposits were approximately 98.3% of total deposits. We believe core deposits have favorable cost and interest rate change resistance. In addition, we believe core deposits allow us greater opportunity to connect with our customers and offer them other financial services and products. Our strategy is to continue to focus on growing our deposit base as a source of funding for our loans and to continue our efforts to maintain core deposits as a high percentage of total deposits.

•

Growing our business by expanding our branch network.  As opportunities arise and conditions permit, we will consider opportunities to expand our branch network through whole‑bank or branch acquisitions, de novo branching or both. Although we do not currently have any agreements or understandings regarding specific acquisitions or de novo branching opportunities, our strategy is to grow our business within our consolidating market environment.

•

Remaining a community‑oriented institution.  We were established in 1882 and have been operating continuously since that time. We have been, and we continue to be, committed to understanding and meeting the financial needs of the communities in which we operate. Further, we strive to be a good corporate citizen within those communities. In 2005, we established and funded the Equitable Bank Charitable Foundation as a private charitable foundation based in Grand Island. Each year since 2005, our foundation has made grants and donations to non‑profit organizations, community groups and community projects located within our market areas. We believe that our community orientation is attractive to customers and distinguishes us from some of our larger competitors.

•

Providing quality customer service.  We emphasize quality customer service. We strive to meet the financial needs of our customer base by offering a full complement of loan and deposit products and by providing individualized customer service. As part of this strategy, we seek to offer our customers a competitive package of on‑line and mobile banking services. We believe we have a competitive advantage over some of our larger competitors based on our familiarity with our customers’ needs and our ability to make decisions, such as approving loans, more quickly through local decision‑makers. Our customers enjoy, and will continue to enjoy, access to senior officers at Equitable Bank and the flexibility it brings to their businesses.

In the future, if our business strategy leads to continued growth in our commercial loan portfolio, we may consider converting Equitable Bank’s charter from that of a savings association to that of a commercial bank. Doing so could allow us to avoid operating restrictions and penalties that can be applied to savings associations which fail to satisfy the “qualified thrift lender” test.

Anticipated Increase in Noninterest Expense

Although the capital raised in our mutual‑to‑stock conversion will support our efforts to grow Equitable Bank, the conversion is expected to have a short‑term adverse impact on our operating results due to increased expenses. These additional expenses include the costs of operating as a public company, increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan in the conversion and the possible implementation of one or more stock‑based benefit plans after the conversion.

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

Discussed below are selected critical accounting policies that are of particular significance to us:

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. An allowance for loan losses is maintained at a level considered necessary to provide for loan losses based upon an evaluation of known and inherent losses in the loan portfolio. In determining the allowance for loan losses, we consider the losses inherent in the loan portfolio and changes in the nature and volume of the loan activities, along with the local economic and real estate market conditions. We utilize a two‑tier approach: (1) establishment of specific reserves for impaired loans, and (2) establishment of a general valuation allowance for the remainder of the loan portfolio. We maintain a loan review system which allows for a periodic review of the loan portfolio and the early identification of impaired loans. One‑ to four‑family residential real estate loans and consumer installment loans are considered to be homogeneous and, therefore, are not separately evaluated for impairment unless they are considered troubled debt restructurings. A loan is considered to be a troubled debt restructuring when, to maximize the recovery of the loan we modify the borrower’s existing loan terms and conditions in response to financial difficulties experienced by the borrower.

In establishing specific reserves for impaired loans, we take into consideration, among other things, payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and shortfalls on a case‑by case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed. A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts when due according to the contractual terms of the loan agreement. All loans identified as impaired are evaluated individually. We do not aggregate such loans for evaluation purposes. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Payments received on impaired loans are generally applied first to principal and then to interest.

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

Fair Value Measurements.  We use our best judgment in estimating fair value measurements of the Bank’s financial instruments; however, there are inherent weaknesses in any estimation technique. We utilize various assumptions and valuation techniques to determine fair value, including, but not limited to cash flows, discount rates, rate of return, adjustments for nonperformance and liquidity, quoted market prices, and appraisals. The fair value estimates are not necessarily indicative of the actual amounts that could have been realized in a sale transaction on the dates indicated. The estimated fair value amounts have not been re‑evaluated or updated subsequent to the respective reporting dates. As such, the estimated fair values subsequent to the respective dates may be different than the amounts reported.

Comparison of Financial Condition at June 30, 2016 and June 30, 2015

Assets.  Total assets as of June 30, 2016 were $225.1 million, an increase of $10.1 million, or 4.7%, from $215.0 million at June 30, 2015.  This increase was primarily due to increases in net loans offset by decreases in interest-earning deposits and securities held-to-maturity.  Net loans increased $19.9 million, or 11.2%, to $198.3 million at June 30, 2016 from $178.4 million at June 30, 2015.  The increase in net loans is attributable to core growth in all of our markets.  Interest-earning deposits decreased $6.1 million, or 33.0%, to $12.4 million at June 30, 2016 from $18.5 million at June 30, 2015.  This decrease is attributable to deployment of cash on hand to net loans.  Securities held-to-maturity decreased $2.5 million, or 76.1%, to $782,000 at June 30, 2016 from $3.3 million at June 30, 2015.  This decrease is due to one municipal bond being paid off.

Non‑performing Assets and Allowance for Loan Losses.  We had non-performing assets of $2.3 million, or 1.0% of total assets as of June 30, 2016, and $1.8 million, or 0.8% of total assets as of June 30, 2015.  The increase in non-performing assets was a result of one agricultural real estate relationship deteriorating and the addition of one foreclosed asset.  The allowance for loan losses totaled $2.9 million at June 30, 2016 and $2.6 million at June 30, 2015.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.5% at June 30, 2016 and 1.4% at

June 30, 2015.  The allowance for loan losses to non-performing loans was 163.7% at June 30, 2016 and 175.6% at June 30, 2015.

Deposits. Total deposits increased $12.2 million, or 7.0%, to $187.0 million at June 30, 2016 from $174.8 million at June 30, 2015.  The increase in deposits occurred as a result of increases in all deposit types except certificates of deposits.  Demand accounts increased $2.5 million, or 11.5%, to $24.3 million at June 30, 2016 from $21.8 million at June 30, 2015.  NOW accounts increased $1.5 million, or 3.6%, to $42.7 million at June 30, 2016 from $41.2 million at June 30, 2015.  Money market accounts increased $9.1 million, or 17.7%, to $60.4 million at June 30, 2016 from $51.3 million at June 30, 2015.  Savings accounts increased $1.8 million, or 13.7%, to $14.9 million at June 30, 2016 from $13.1 million at June 30, 2015.  We attribute these changes in deposits to more aggressive marketing and continued development of commercial accounts related to our effort to provide full-service banking to our commercial loan customers.  Commercial deposit accounts carry larger average balances than retail deposit accounts.  Certificates of deposits decreased $2.7 million, or 5.7%, to $44.7 million at June 30, 2016 from $47.4 million at June 30, 2015.  We attribute these decreases to the continued low rate environment.

Borrowings.  FHLB borrowings remained at zero at both June 30, 2016 and June 30, 2015.

Stockholders’ Equity.  Total stockholders’ equity increased $15.1 million, or 72.2%, to $36.0 million at June 30, 2016 from $20.9 million at June 30, 2015.  The main cause in the increased stockholders’ equity was the second step offering yielding net proceeds of $14.8 million.  Also contributing to the increase in stockholders equity was net income of $1.1 million for the year ended June 30, 2016.

Comparison of Operating Results for the Years ended June 30, 2016 and June 30, 2015

General.  We achieved net income of $1.1 million for the year ended June 30, 2016.  This represented a decrease of $227,000, or 17.7%, from the $1.3 million in net income for the fiscal year ended June 30, 2015.

Interest Income.  Total interest income increased $1.0 million, or 13.5%, to $8.4 million for the fiscal year ended June 30, 2016 from $7.4 million for the fiscal year ended June 30, 2015.  This increase was primarily attributable to increased loan volume.

Interest income from loans increased by $1.0 million, or 13.9%, to $8.2 million for the fiscal year ended June 30, 2016 from $7.2 million for the fiscal year ended June 30, 2015.  This increase is attributable to $19.9 million in loan growth.  Average loan balances were $188.4 million for the fiscal year ended June 30, 2016 compared to average loan balances of $164.9 million during the fiscal year ended June 30, 2015.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas.  The average yield on loans decreased 1 basis point to 4.37% for the fiscal year ended June 30, 2016 from 4.38% for the fiscal year ended June 30, 2015.

Interest income from securities decreased $109,000, or 57.7%, to $80,000 for the fiscal year ended June 30, 2016 from $189,000 for the fiscal year ended June 30, 2015.  This decrease was due to a decrease in average balances and average yields.  The decrease in both was attributable to one municipal security that was paid off.  Average securities balances were $2.3 million for the fiscal year ended June 30, 2016 compared to $4.1 million for the fiscal year ended June 30, 2015.  The average yield on securities decreased 71 basis points to 3.30% for the fiscal year ended June 30, 2016 from 4.01% for the fiscal year ended June 30, 2015.

Other interest income increased $50,000, or 227.3%, to $72,000 for the fiscal year ended June 30, 2016 from $22,000 for the fiscal year ended June 30, 2015.  This increase is attributable to an increase in average balances and yields on interest-earning deposits.  Average balances of interest-earning deposits increased $6.2 million for the fiscal year end June 30, 2016 over fiscal year end June 30, 2015.  The yield on interest-earning deposits also increased for the fiscal year ended June 30, 2016 to 41 basis points compared to 27 basis points during the fiscal year ended June 30, 2015.

Interest Expense. Interest expense decreased $131,000, or 11.1%, to $1.0 million for the fiscal year ended June 30, 2016 from $1.2 million for the fiscal year ended June 30, 2015.  The decrease is attributable to a decrease in interest expense on FHLB advances offset by increases in interest expense on deposits.  Interest expense from FHLB advances decreased $240,000, or 100.0%, to zero for the fiscal year ended June 30, 2016 from $240,000 for the fiscal year ended June 30, 2015.  This decrease was the result of having no FHLB advances outstanding during the fiscal year ended June 30, 2016.  Interest expense on deposits increased $110,000, or 11.8%, to $1.0 million for the fiscal year ended June 30,

2016 from $934,000 for the fiscal year ended June 30, 2015.  This increase is attributable to an increase in average balances.  For the fiscal year ended June 30, 2016 average balances on deposits were $161.6 million compared to $144.3 million for the fiscal year ended June 30, 2015.  The average cost on deposits remained the same at 65 basis points.

Net Interest Income.  Net interest income increased $1.1 million, or 17.2%, to $7.3 million for the fiscal year ended June 30, 2016 from $6.3 million for the fiscal year ended June 30, 2015.  Average interest-earning assets were $208.6 million for the fiscal year ended June 30, 2016 compared to $181.0 million for the fiscal year ended June 30, 2015.  The average yield on assets for the fiscal year ended June 30, 2016 was 4.02% compared to 4.11% for the fiscal year ended June 30, 2015.  Our net interest rate spread increased 4 basis points to 3.37% for the fiscal year ended June 30, 2016 from 3.33% for the fiscal year ended June 30, 2015.  Our net interest margin also increased 6 basis points to 3.52% for the fiscal year ended June 30, 2016 from 3.46% from the fiscal year ended June 30, 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 129.1% for the fiscal year ended June 30, 2016 from 119.9% for the fiscal year ended June 30, 2015.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision of $275,000 for the fiscal year ended June 30, 2016 and a negative provision of $558,000 for the fiscal year ended June 30, 2015.  This change in the provision was attributable to recoveries received in the fiscal year ended June 30, 2015 that were not also received in the fiscal year ended June 30, 2016.  The allowance for loan losses was $2.9 million, or 1.5% of loans outstanding at June 30, 2016, compared to $2.6 million, or 1.4%, at June 30, 2015.  The non-performing assets to total assets ratio at June 30, 2016 was 1.0% at June 30, 2016 compared to 0.8% at June 30, 2015.  The level of allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of June 30, 2016 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonable estimable.

Non‑Interest Income.  Non-interest income increased $150,000, or 6.7%, to $2.4 million for the fiscal year ended June 30, 2016 from $2.2 million for the fiscal year ended June 30, 2015.  All categories of noninterest income experienced increases for the fiscal year ended June 30, 2016.  Service charges on deposit accounts increased $18,000, or 3.1%, to $595,000 for the fiscal year ended June 30, 2016 from $577,000 for the fiscal year ended June 30, 2015.  Brokerage fee income increased $54,000, or 9.3%, to $633,000 for the fiscal year ended June 30, 2016 from $579,000 for the fiscal year ended June 30, 2015.  Gain on sale of loans increased $28,000, or 3.9%, to $750,000 for the fiscal year ended June 30, 2016 from $722,000 for the fiscal year ended June 30, 2015.  Other loan fees increased $9,000, or 3.5%, to $265,000 for the fiscal year ended June 30, 2016 from $256,000 for the fiscal year ended June 30, 2015.  Other income increased $42,000, or 42.4%, to $141,000 for the fiscal year ended June 30, 2016 from $99,000 for the fiscal year ended June 30, 2015.

Non‑Interest Expense.  Non-interest expense increased $840,000, or 11.9%, to $7.9 million for the fiscal year ended June 30, 2016 from $7.1 million for the fiscal year ended June 30, 2015.  Contributing to this increase were increases in salaries and employee benefits, data processing fees, and professional fees.  Salaries and employee benefits increased $223,000, or 5.2%, to $4.5 million for the fiscal year ended June 30, 2016 from $4.3 million for the fiscal year ended June 30, 2015.  This increase is due to customary raises and the hiring of additional staff.  Data processing fees increased $211,000, or 64.3%, to $539,000 for the fiscal year ended June 30, 2016 from $328,000 for the fiscal year ended June 30, 2015.  This increase is due to credits received in the fiscal year ended June 30, 2015 that were not also received in the fiscal year ended June 30, 2016.  Professional fees increased $298,000, or 198.7%, to $448,000 for the fiscal year ended June 30, 2016 from $150,000 for the fiscal year ended June 30, 2015.  This increase is due to the additional costs associated with being a public company.

Income Tax Expense.  For the fiscal year ended June 30, 2016, we reported income tax expense of $491,000 compared to $710,000 for the fiscal year ended June 30, 2015.  This decrease is due to the reduction in income before income tax between the fiscal years ended June 30, 2016 and 2015 and a reversal of an income tax valuation in the amount of $79,000.  Our effective tax rate was 31.8% for the fiscal year ended June 30, 2016 and 35.6% for the fiscal year ended June 30, 2015.  See note 10 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated. No tax equivalent adjustments were made. All average balances are monthly average balances. Non‑accruing loans have been included in the table as loans carrying a zero yield.

	For the Year ended June 30,
	2016			2015			2014
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$17,704	$72	0.41%	$11,539	$31	0.27%	$9,484	$43	0.45%
Federal funds sold	—	—	—%	—	—	—%	533	1	0.19%
Securities(1)	2,304	76	3.30%	4,086	164	4.01%	3,711	128	3.45%
Loans receivable	188,387	8,227	4.37%	164,937	7,222	4.38%	143,157	6,717	4.69%
FHLB common stock	228	4	1.75%	415	17	4.10%	1,543	21	1.36%
Total interest-earning assets	208,623	8,379	4.02%	180,977	7,434	4.11%	158,428	6,910	4.36%
Total noninterest-earning assets	13,808			13,968			14,950
Total assets	$222,431			$194,945			$173,378
Interest-bearing liabilities:
Savings accounts	$14,305	$34	0.24%	$12,826	$32	0.25%	$10,866	$27	0.25%
NOW accounts	43,122	169	0.39%	39,699	155	0.39%	32,219	114	0.35%
Money market accounts	58,471	404	0.69%	44,206	266	0.60%	36,621	190	0.52%
Certificates of deposit	45,669	437	0.96%	47,538	481	1.01%	42,427	435	1.03%
Total deposits	161,567	1,044	0.65%	144,269	934	0.65%	122,133	766	0.63%
Federal funds purchased and securities sold under repurchase agreements	—	—	—%	173	1	0.58%	597	6	1.01%
FHLB advances	—	—	—%	6,556	240	3.66%	10,674	241	2.26%
Total interest-bearing liabilities	161,567	1,044	0.65%	150,998	1,175	0.78%	133,404	1,013	0.75%
Noninterest-bearing demand deposits—checking accounts	23,220			20,980			18,350
Other liabilities	4,446			2,705			2,259
Total liabilities	189,233			174,683			154,013
Stockholders’ equity	33,198			20,262			19,365
Total liabilities and stockholders’ equity	$222,431			$194,945			$173,378
Net interest income		$7,335			$6,259			$5,897
Net interest rate spread(2)			3.37%			3.33%			3.61%
Net interest-earning assets(3)	$47,056			$29,979			$25,024
Net interest margin(4)			3.52%			3.46%			3.72%
Average interest-earning assets to average interest-bearing liabilities			129.12%			119.85%			118.76%

(1)	Yield is stated on a pre‑tax basis.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest‑earning assets and the weighted average rate of interest‑bearing liabilities.
(3)	Net interest‑earning assets represent total interest‑earning assets less total interest‑bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest‑earning assets.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest‑earning assets and interest‑bearing liabilities. It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates. For each category of interest‑earning assets and interest‑bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended			Year Ended
	June 30, 2016 vs 2015			June 30, 2015 vs 2014
	Increase			Increase
	(Decrease)		Total	(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$22	$19	$41	$8	$(20)	$(12)
Securities	(63)	(25)	(88)	14	21	35
Federal funds sold	—	—	—	(1)	—	(1)
Loans receivable	1,022	(17)	1,005	975	(469)	506
FHLB Stock	(6)	(7)	(13)	(24)	20	(4)
Total interest-earning assets	975	(30)	945	972	(448)	524
Interest-bearing liabilities:
Savings accounts	6	(4)	2	5	—	5
NOW accounts	14	—	14	28	13	41
Money market accounts	94	44	138	44	32	76
Certificates of deposit	(19)	(25)	(44)	52	(6)	46
Federal funds purchased and securities sold under repurchase agreements	(1)	—	(1)	(3)	(2)	(5)
FHLB advances	(240)	—	(240)	(115)	114	(1)
Total interest-bearing liabilities	(146)	15	(131)	11	151	162
Change in net interest income	$1,121	$(45)	$1,076	$961	$(599)	$362

Management of Interest Rate Risk

General.  Our earnings and the market value of our assets and liabilities are subject to fluctuations caused by changes in the level of interest rates. We manage the interest rate sensitivity of our interest‑bearing liabilities and interest‑earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes originating balloon loans or loans with adjustable interest rates and core deposit products.

We have an Asset/Liability Management Committee to coordinate all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Economic Value of Equity Analysis.  We analyze the sensitivity of our financial condition to changes in interest rates through an economic value of equity model provided by an outside consulting firm. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The following table presents the changes in the economic value of equity of Equitable Bank at June 30, 2016 that would occur in the event of the scenarios referenced in the table, with no effect given to any steps that we might take to counteract that change.

	June 30, 2016
				EVE as % of
	Economic Value of Equity (“EVE”)			Economic Value of
	(Dollars in thousands)			Assets
Basis Point (“bp”)	Estimated				Change
Change in Interest Rates(1)	EVE	$ Change	% Change	EVE Ratio	(bp)
400 bp	$29,490	4,736	19.1%	14.32%	313
300	28,226	3,472	14.0%	13.41%	535
200	26,603	1,849	7.5%	12.42%	123
100	25,945	1,191	4.8%	11.89%	70
0	24,754	—	—	11.19%	—
−100	22,430	(2,324)	(9.4)%	9.98%	(121)

(1)	Assumes instantaneous parallel changes in interest rates.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in the economic value of equity requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates, and certain assets, such as adjustable‑rate mortgage loans, have features that restrict changes in interest rates on a short‑term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Furthermore, although the table above provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income. Finally, the above table does not take into account the changes in the credit risk of our assets which can occur in connection with changes in interest rates.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Liquid assets, which include cash and cash equivalents, interest‑earning time deposits with other financial institutions and securities available for sale, totaled $15.6 million, or 6.9% of total assets at June 30, 2016, compared to $22.4 million, or 10.2% of total assets, at June 30, 2015. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage‑backed securities, maturities of investment securities and other short‑term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage‑backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short‑term interest‑earning investments and other assets, which provide liquidity to meet lending requirements. Short‑term interest‑earning deposits with the Midwest Independent Bank amounted to $12.4 million and $18.5 million at June 30, 2016 and 2015, respectively.

A significant portion of our liquidity consists of securities classified as available‑for‑sale and cash and cash equivalents, which are a product of our operating, investing and financing activities. Our primary sources of cash are net income, principal repayments on loans and mortgage‑backed securities, and increases in deposit accounts, along with advances from the FHLB of Topeka.

Liquidity management is both a daily and long‑term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Topeka which provides an additional source of funds. At June 30, 2016, we had no advances outstanding from the FHLB of Topeka.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.3 million and $1.9 million for the fiscal years ended June 30, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, and maturities of securities and proceeds from the pay downs on mortgage‑backed securities, was $18.5 million and $19.6 million for the fiscal years ended June 30, 2016 and 2015, respectively. During the fiscal year ended June 30, 2016, we purchased $469,000 in securities classified as available-for-sale. During the fiscal year ended June 30, 2015, no securities were purchase or sold.  Net cash provided by financing activities, consisted of deposit account activity of $8.7 million and $31.4 million for fiscal the years ended June 30, 2016 and 2015, respectively.  Also contributing to the cash provided by financing activities was $17.4 million of proceeds in advance of the offering for the fiscal year ended June 30, 2015.  Offsetting the cash provided from the offering was $12.4 million of repayments of FHLB borrowings during the fiscal year ended June 30, 2015.

At June 30, 2016, we had outstanding commitments of $3.1 million to originate loans. This amount does not include the unfunded portion of loans in process. At June 30, 2016, certificates of deposit scheduled to mature in less than one year totaled $26.9 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

At June 30, 2016, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $26.5 million, or 11.6% of adjusted total assets, which is above our individual minimum capital required level of $9.1 million, or 4.0%; a common equity Tier 1 capital level of $26.5 million, or 13.4% of risk‑weighted assets, which is above our individual minimum capital required level of $8.9 million, or 4.5%; a Tier 1 risk‑based capital level of $26.5 million, or 13.4% of risk‑weighted assets, which is above our individual minimum capital required level of $11.9 million, or 6.0%; and a total risk‑based capital level of $29.0 million, or 14.7% of risk‑weighted assets, which is above our individual minimum capital required level of $15.8 million, or 8.0%. Accordingly, Equitable Bank was classified as well‑capitalized at June 30, 2016.

Off‑Balance‑Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 13 of the notes to the Company’s audited consolidated financial statements.

For the year ended June 30, 2016, we did not engage in any off‑balance‑sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements that are applicable to the Company, please see Note 1 of the notes to the Company’s consolidated financial statements, beginning on page 54.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
Equitable Financial Corp.
Grand Island, Nebraska

We have audited the accompanying consolidated balance sheet of Equitable Financial Corp. (Company) as of June 30, 2016, and the related consolidated statements of income, comprehensive income, change in stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitable Financial Corp. as of June 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Lincoln, Nebraska
September 23, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Equitable Financial Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Equitable Financial Corp. and Subsidiary as of June 30, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitable Financial Corp. and Subsidiary as of June 30, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Omaha, Nebraska

September 23, 2015

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

June 30, 2016 and 2015

	2016	2015
Assets
Cash and due from financial institutions	$2,567,296	$3,037,653
Interest-earning deposits	12,380,000	18,475,000
	14,947,296	21,512,653
Time deposits with financial institutions	—	500,000
Securities available-for-sale	664,755	420,248
Securities held-to-maturity	781,740	3,276,752
Federal Home Loan Bank stock, at cost	229,900	226,800
Loans, net of allowance for loan losses of $2,947,000 and $2,583,000, respectively	198,309,920	178,423,486
Premises and equipment, net	5,274,461	5,551,790
Foreclosed assets, net	461,847	349,708
Accrued interest receivable	1,147,467	1,044,271
Deferred taxes, net	1,416,093	1,765,189
Other assets	1,853,698	1,958,816

Total assets	$225,087,177	$215,029,713

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$24,296,166	$21,779,092
Interest-bearing deposits	162,666,186	152,989,829
	186,962,352	174,768,921
Advance payments from borrowers for taxes and insurance	387,166	404,467
Accrued interest payable and other liabilities	1,198,850	18,408,315
Total liabilities	188,548,368	193,581,703

Common stock in ESOP subject to contingent repurchase obligation	564,723	516,800

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized 3,477,227 issued and 3,477,157 outstanding at June 30, 2016 and 14,000,000 shares authorized and 3,297,509 shares issued and outstanding at June 30, 2015	34,771	32,975
Additional paid-in capital	26,844,426	13,086,447
Retained earnings	11,239,913	10,185,155
Unearned ESOP shares	(1,246,045)	(408,750)
Shares reserved for stock compensation	(338,332)	(465,080)
Treasury stock at cost; 114,505 shares at June 30, 2015	—	(978,682)
Accumulated other comprehensive gain/(loss), net of tax	4,076	(4,055)
Reclassification of ESOP shares	(564,723)	(516,800)
Total stockholders’ equity	35,974,086	20,931,210

Total liabilities and stockholders’ equity	$225,087,177	$215,029,713

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

Years Ended June 30, 2016 and 2015

	2016	2015
Interest income:
Loans	$8,228,373	$7,222,478
Securities	79,639	189,111
Other	71,502	22,495
Total interest income	8,379,514	7,434,084

Interest expense:
Deposits	1,043,895	933,729
Federal Home Loan Bank borrowings	—	240,669
Other	792	537
Total interest expense	1,044,687	1,174,935

Net interest income	7,334,827	6,259,149
Provision for loan losses	275,024	(557,533)
Net interest income after provision for loan losses	7,059,803	6,816,682

Noninterest income:
Service charges on deposit accounts	594,624	577,067
Brokerage fee income	633,215	578,714
Gain on sale of loans	750,353	722,486
Other loan fees	264,626	255,850
Other income	141,385	99,460
Total noninterest income	2,384,203	2,233,577

Noninterest expense:
Salaries and employee benefits	4,479,207	4,255,652
Director and committee fees	160,150	131,650
Data processing fees	539,077	328,447
Occupancy and equipment	886,280	891,891
Regulatory fees and deposit insurance premium	206,756	196,439
Advertising and public relations	215,681	206,065
Insurance and surety bond premiums	98,978	87,119
Professional fees	448,289	150,253
Supplies, telephone and postage	265,254	260,439
Other expenses	598,770	549,764
Total noninterest expense	7,898,442	7,057,719

Income before income taxes	1,545,564	1,992,540

Income tax expense	(490,806)	(710,224)

Net income	$1,054,758	$1,282,316

Basic earnings per share	$0.32	$0.42
Diluted earnings per share	$0.32	$0.41

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Years Ended June 30, 2016 and 2015

	2016	2015
Net income	$1,054,758	$1,282,316
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale, net of tax	8,131	(699)
Comprehensive income	$1,062,889	$1,281,617

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended June 30, 2016 and 2015

					Shares		Accumulated	Amount
					Reserved for		Other	Reclassified
	Common	Additional	Retained	Unearned	Stock	Treasury	Comprehensive	on ESOP
	Stock	Paid-in Capital	Earnings	ESOP Shares	Compensation	Stock	Gain/(Loss)	Shares	Total

Balance, June 30, 2014	$32,975	$13,236,086	$8,902,839	$(499,590)	$(698,015)	$(978,682)	$(3,356)	$(388,585)	$19,603,672

Net income	—	—	1,282,316	—	—	—	—	—	1,282,316
Other comprehensive income (loss)	—	—	—	—	—	—	(699)	—	(699)
Release of 9,084 unearned ESOP shares	—	(33,324)	—	90,840	—	—	—	—	57,516
Stock compensation expense	—	(116,315)	—	—	232,935	—	—	—	116,620
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	—	(128,215)	(128,215)

Balance, June 30, 2015	32,975	13,086,447	10,185,155	(408,750)	(465,080)	(978,682)	(4,055)	(516,800)	20,931,210

Net Income	—	—	1,054,758	—	—	—	—	—	1,054,758
Other comprehensive income	—	—	—	—	—	—	8,131	—	8,131
Stock Offering Proceeds	1,796	13,820,592	—	(951,912)	—	978,682	—	—	13,849,158
Release of 12,888 unearned ESOP shares	—	(8,972)	—	114,617	—	—	—	—	105,645
Stock compensation expense	—	(53,641)	—	—	126,748	—	—	—	73,107
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	—	(47,923)	(47,923)

Balance, June 30, 2016	$34,771	$26,844,426	$11,239,913	$(1,246,045)	$(338,332)	$-	$4,076	$(564,723)	$35,974,086

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended June 30, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities:
Net income	$1,054,758	$1,282,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	343,651	319,843
Federal Home Loan Bank stock dividends	(3,100)	(16,700)
ESOP expense	105,645	57,516
Stock compensation expense	73,107	116,620
Amortization of deferred loan origination costs, net	480,453	460,474
Amortization of premiums and discounts	16,214	17,596
Amortization of prepayment penalty fee	—	216,208
Gain on sale of loans	(750,353)	(722,486)
Loss on sale of foreclosed assets	11,008	3,782
Loss on disposal of premises and equipment	58,153	799
Provision for loan losses	275,024	(557,533)
Provisions for repurchase reserve	—	18,102
Deferred taxes	344,906	566,457
Loans originated for sale	(27,572,874)	(28,072,495)
Proceeds from sale of loans	28,507,437	28,943,974
Loss on investment from low income housing	28,087	48,008
Changes in:
Accrued interest receivable	(103,196)	(60,313)
Other assets	301,223	(729,998)
Accrued interest payable and other liabilities	138,984	37,870
Net cash provided by operating activities	3,309,127	1,930,040

Cash Flows from Investing Activities:
Net change in loans	(21,281,161)	(21,166,456)
Proceeds from sale of foreclosed assets, net	115,500	59,710
Proceeds from maturity of time deposits with financial institutions	500,000	750,000
Securities available-for-sale:
Proceeds from calls and principal repayments	223,292	446,346
Purchases	(469,253)	—
Securities held-to-maturity:
Proceeds from calls and principal repayments	2,492,571	362,612
Purchases of Federal Home Loan Bank stock	—	(13,500)
Redemption of Federal Home Loan Bank stock	—	353,000
Purchase of premises and equipment	(124,475)	(408,834)
Net cash used in investing activities	(18,543,526)	(19,617,122)

(Continued)

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

Years Ended June 30, 2016 and 2015

	2016	2015
Cash Flows from Financing Activities:
Net change in deposits	$12,193,431	$25,005,628
Proceeds in advance of offering	—	17,354,449
Proceeds from Federal Home Loan Bank borrowings	—	1,410,000
Repayments of Federal Home Loan Bank borrowings	—	(12,394,023)
Net change in advance payments from borrowers for taxes and insurance	(17,301)	47,376
Purchase of ESOP Shares	(951,912)	—
Expenses and return of proceeds in advance of offering	(2,555,176)	—
Net cash provided by financing activities	8,669,042	31,423,430

Increase (decrease) in cash and cash equivalents	(6,565,357)	13,736,348

Cash and Cash Equivalents:
Beginning	21,512,653	7,776,305

Ending	$14,947,296	$21,512,653

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$1,041,293	$1,177,551
Income taxes paid	$137,765	$122,242

Supplemental Noncash Disclosure:
Transfer of loans to foreclosed assets	$238,647	$—

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 1.Nature of Business and Significant Accounting Policies

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Equitable Financial Corp. (the “Company”) and its wholly owned subsidiary, Equitable Bank (the “Bank”).  All significant intercompany transactions and balances are eliminated in consolidation.

Stock Conversion:    On July 8, 2015, Equitable Financial, MHC, the Company’s former federally chartered mutual holding company, consummated its “second step” mutual-to-stock conversion, and the Company consummated its initial stock offering.  In the offering, the Company sold 1,983,160 shares of its common stock, par value $0.01 per share, at $8.00 per share in a subscription offering and community offering, including 118,989 shares, equal to 6.0% of the shares sold in the offering, to the Equitable Bank employee stock ownership plan.  The cost of conversion and the stock offering were deferred and deducted from the proceeds of the offering.  Conversion costs incurred for the stock offering were $1,096,303.

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

Nature of business:  The primary business of the Company is the ownership of the Bank.  Through the Bank, the Company is engaged in the business of retail banking, with operations conducted through its main office and branches, which are located in Grand Island, North Platte and Omaha, Nebraska.  The Bank’s primary services include accepting deposits, making loans and investing in securities.

Use of estimates:  In preparing the accompanying consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses for the reporting period.  Estimates significant to the consolidated financial statement include the allowance for loan losses,   deferred tax valuation allowances, fair values of financial instruments and foreclosed assets.  Actual results could differ from those estimates.  The allowance for loan losses is inherently subjective as it requires material estimates that are susceptible to significant change.  The fair value disclosure of investments and other financial instruments is an estimate that can be computed within a range.

Risks and uncertainties:  Changes in economic conditions in the United States, and more specifically Nebraska, could impact the credit worthiness of the Company’s borrowers and the borrowers’ ability to service their outstanding loans with the Company.  Additionally, the Company is subject to interest rate risk in which changes in the interest rate environment could negatively impact the Company’s net interest margin.

Cash flows:  Cash and cash equivalents include cash, deposits with other financial institutions with maturities under 90 days when purchased, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, and advance payments from borrowers for taxes and insurance.  Excess cash is held in a fully secured excess balance account with Midwest Independent Bank.  The balance at Midwest Independent Bank at June 30, 2016 and 2015 was $12.4 million and $18.5 million, respectively.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Time deposits with financial institutions:  Time deposits with financial institutions are carried at cost.  At

June 30, 2016 there were no time deposits with financial institutions.

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

Federal Home Loan Bank stock: The Bank is a member of the Federal Home Loan Bank (FHLB) system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment.  In accordance with the applicable accounting guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.  With consideration given to the previous criteria, management concluded that the stock was not impaired at June 30, 2016 and June 30, 2015.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Troubled debt restructures: Troubled debt restructuring exists when the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession (either imposed by court order, law, or agreement between the borrower and the Company) to the borrower that it would not otherwise consider. These concessions could include forgiveness of principal, extension of maturity dates, and reduction of stated interest rates or accrued interest. The Company is attempting to maximize its recovery of the balances of the loans through these various concessionary restructurings. See Note 3 for disclosure of the Company’s troubled debt restructurings.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

For commercial and agriculture loans, the Company utilizes the following internal risk rating scale:

1.

Highest Quality – Loans represent a credit extension of the highest quality.  Excellent liquidity, management and character in an industry with favorable conditions.  High quality financial information, history of strong cash flows and superior collateral including readily marketable assets, prime real estate, U.S. government securities, U.S. government agencies, highly rated municipal bonds, insured savings accounts, and insured certificates of deposit drawn on high-quality financial institutions.

2.

Good Quality – Loans which have a sound primary and secondary source of repayment.  Strong to good liquidity, management and character in an industry with favorable conditions.  Good quality financial information and margins of cash flow coverage is consistently good. Loans may be unsecured, secured by quality (but less readily marketable) assets, high quality real estate or traded stocks, lower grade municipal bonds (which must still be investment grade), and uninsured certificates of deposit on other financial institutions may also be included in this grade.

3.

Acceptable Quality – Loans where the borrower is a reasonable credit risk and demonstrates the ability to repay the debt from normal business operations.  Good liquidity, management and character in an industry that is more sensitive to external factors.  Alternative sources of refinancing may be less available in periods of uncertain economic conditions.  Term debt is moderate but cash flow margins fall within bank policy guidelines.  Quality of financial information is adequate but is not as detailed and sophisticated as information found on higher-grade loans.  Secured by business assets that conform to usual lending parameters for margin and eligibility or real estate that is deemed to be of satisfactory quality in an area that may not be prime but still within viable economic centers.

4.

Fair Quality – Loans where the borrower is a reasonable credit risk but shows a more erratic earnings history (a loss may have been realized in the past four years).  Liquidity is limited and primary repayment is susceptible to unfavorable external factors.  Industry characteristics are generally stable.  Borrower is

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

more highly leveraged with increased levels of term debt.  Cash flow margins remain adequate but may not fall within the policy guidelines.  Quality of financial information is adequate and interim reporting may be required.  Secured by business assets with an adequate collateral margin or real estate that is of fair quality and location.  Property may have limited alternative uses and may be considered a “special use” facility.

5.

Special Mention – Loans in this category have the potential for developing weaknesses that deserve extra attention from the account manager and other management personnel. If the developing weakness is not corrected or mitigated, the ability of the borrower to repay the Company’s debt in the future may deteriorate. This grade should not be assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved. If a loan’s actual, not potential, weakness or problems are clearly evident and significant it should generally be graded in one of the following grade categories.

6.

Substandard – Loans and other credit extensions are considered to be inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. These loans, even if apparently protected by collateral value, have a well-defined weakness or weaknesses that jeopardize the liquidation of debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual loans classified substandard.

7.

Doubtful – Loans and other credit extensions have all the weaknesses inherent in those graded “6” with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include: proposed merger, acquisition, or liquidation actions; capital injection; perfecting liens on collateral and refinancing plans. Loans in this classification should be placed in non-accrual status, with collections applied to principal.

8.

Loss – Loans are considered uncollectible and cannot be justified as a viable asset of the Bank. This classification does not mean the loan has absolutely no recovery value. However, it is not prudent to delay writing off this loan even though partial recovery may be obtained in the future.

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  As of June 30, 2016 and June 30, 2015, loans held for sale were immaterial to the consolidated financial statements.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Transfers of financial assets:  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company; (2) the transferee has the right to pledge or exchange the assets it received, and no condition both constrains the transferee from taking advantage of its right to pledge or exchange and provides more than a trivial benefit to the transferor; and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

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

Long-term assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  No impairment has been recognized by the Company for the years ended June 30, 2016 and 2015.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

taxes also addresses de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods.  When applicable, the Company recognizes interest and penalties on income taxes as a component of income tax (benefit) expense.

Employee Stock Ownership Plan:  The cost of shares issued to the Employee Stock Ownership Plan (“ESOP”) but not yet allocated to participants is presented in the consolidated balance sheet as a reduction of stockholders’ equity.  Compensation expense is recorded based on the market price of the shares as the shares are committed to be released for allocation to participant accounts.  Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the appraised fair value of all earned and allocated ESOP shares is reclassified from stockholders’ equity.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments.  The purpose of this Update is to provide financial statement users with more decision-useful information about the expected credit losses

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

on financial instruments and other commitments to extend credit held by a reporting entity.  The Update replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  This ASU is expected to have an impact on the Company’s consolidated financial statements.  The Company is currently evaluating the effect this will have on its financial statements.

Note 2.Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$658,579	$6,176	$—	$664,755

		Gross		Gross
	Amortized		Unrealized		Unrealized
June 30, 2015	Cost		Gains		Losses	Fair Value
Residential mortgage-backed securities	$426,392		$—		$(6,144)	$420,248

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross		Gross
	Amortized		Unrealized		Unrealized
June 30, 2016	Cost		Gains		Losses	Fair Value
Residential mortgage-backed securities	$180,035		$15,281		$—	$195,316
Municipal securities	601,705		4,093		—	605,798
	$781,740		$19,374		$—	$801,114

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2015	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$259,481	$18,101	$—	$277,582
Municipal securities	3,017,271	3,239	—	3,020,510
	$3,276,752	$21,340	$—	$3,298,092

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by the Government National Mortgage Association and local municipal securities.  Interest income from municipal securities approximated $58,000 and $141,000 for the years ended June 30, 2016 and 2015, respectively.

The contractual maturities of the residential mortgage-backed securities at June 30, 2016 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.

There were no sales of securities for the years ended June 30, 2016 and 2015.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements. The Company has not recognized other-than-temporary impairment on any securities for the years ended June 30, 2016 and 2015.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The following table shows the amount of securities pledged at June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Securities available-for-sale, at fair value	$664,755	$243,653
Securities held-to-maturity, at amortized cost	746,084	603,793

Note 3.Loans

Loans at June 30 are as follows:

	2016	2015
Commercial:
Operating	$15,355,676	$14,967,289
Real estate	67,698,929	56,609,106
Agricultural:
Operating	22,942,560	27,229,622
Real estate	24,965,541	21,048,555
Residential real estate:
1-4 family	40,309,797	40,892,433
Home equity	12,644,624	10,760,935
Other:
Construction and land	13,210,393	5,844,461
Consumer	3,566,917	3,092,798
Total loans	200,694,437	180,445,199

Deferred loan origination costs, net	562,483	561,287
Allowance for loan losses	(2,947,000)	(2,583,000)
	(2,384,517)	(2,021,713)

Loans, net	$198,309,920	$178,423,486

Changes in the allowance for loan losses, by portfolio segment, during the years ended June 30, 2016 and 2015 are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	2016
Balance, beginning	$1,124,000	$697,000	$644,000	$118,000	$2,583,000
Provision charged to expense	118,418	41,000	9,416	106,190	275,024
Recoveries	94,582	—	1,584	5,551	101,717
Loans charged off	—	—	—	(12,741)	(12,741)
Balance, ending	$1,337,000	$738,000	$655,000	$217,000	$2,947,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	2015
Balance, beginning	$1,237,000	$646,000	$586,000	$105,000	$2,574,000
Provision charged to expense	256,368	51,000	44,097	(908,998)	(557,533)
Recoveries	36,212	—	13,903	932,549	982,664
Loans charged off	(405,580)	—	—	(10,551)	(416,131)
Balance, ending	$1,124,000	$697,000	$644,000	$118,000	$2,583,000

The allowance for loan losses, by impairment evaluation and portfolio segment, as of June 30, 2016 and 2015, is summarized as follows:

				Residential
		Commercial	Agricultural	Real Estate	Other	Total
		2016
Allowance for loans individually evaluated for impairment		$34,975	$—	$17,828	$—	$52,803
Allowance for loans collectively evaluated for impairment		1,302,025	738,000	637,172	217,000	2,894,197
		$1,337,000	$738,000	$655,000	$217,000	$2,947,000

Loans individually evaluated for impairment		$227,824	$885,757	$3,726,602	$3,194	$4,843,377
Loans collectively evaluated for impairment		82,826,781	47,022,344	49,227,819	16,774,116	195,851,060
		$83,054,605	$47,908,101	$52,954,421	$16,777,310	$200,694,437

Allowance as a percentage of loans individually evaluated for impairment	%	15.35%	—%	0.48%	—%	1.09%
Allowance as a percentage of loans collectively evaluated for impairment	%	1.57%	1.57%	1.29%	1.29%	1.48%
Allowance as a percentage of total loans evaluated for impairment	%	1.61%	1.54%	1.24%	1.29%	1.47%

				Residential
		Commercial	Agricultural	Real Estate	Other	Total
		2015
Allowance for loans individually evaluated for impairment		$5,617	$—	$19,949	$—	$25,566
Allowance for loans collectively evaluated for impairment		1,118,383	697,000	624,051	118,000	2,557,434
		$1,124,000	$697,000	$644,000	$118,000	$2,583,000

Loans individually evaluated for impairment		$549,983	$482,442	$3,802,074	$7,678	$4,842,177
Loans collectively evaluated for impairment		71,026,412	47,795,735	47,851,294	8,929,581	175,603,022
		$71,576,395	$48,278,177	$51,653,368	$8,937,259	$180,445,199

Allowance as a percentage of loans individually evaluated for impairment	%	1.02%	—%	0.52%	—%	0.53%
Allowance as a percentage of loans collectively evaluated for impairment	%	1.57%	1.46%	1.30%	1.32%	1.46%
Allowance as a percentage of total loans evaluated for impairment	%	1.57%	1.44%	1.25%	1.32%	1.43%

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans, as of June 30, 2016 and 2015, is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	2016
Classes of loans:
Commercial:
Operating	$15,256,328	$99,348	$—	$—	$15,355,676	$97,294
Real estate	67,606,842	—	—	92,087	67,698,929	92,087
Agricultural:
Operating	22,318,246	624,314	—	—	22,942,560	6,848
Real estate	24,965,541	—	—	—	24,965,541	877,909
Residential real estate:
1-4 family	38,428,793	1,823,353	23,736	33,915	40,309,797	688,454
Home equity	12,644,624	—	—	—	12,644,624	29,807
Other:
Construction and land	13,210,393	—	—	—	13,210,393	—
Consumer	3,563,221	1,294	—	2,402	3,566,917	7,248
	$197,993,988	$2,548,309	$23,736	$128,404	$200,694,437	$1,799,647

As a percentage of total loan portfolio	98.66%	1.27%	0.01%	0.06%	100.00%	0.90%

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	2015
Classes of loans:
Commercial:
Operating	$14,933,071	$34,218	$—	$—	$14,967,289	$299,244
Real estate	56,415,655	193,451	—	—	56,609,106	220,598
Agricultural:
Operating	27,229,622	—	—	—	27,229,622	10,325
Real estate	21,033,555	15,000	—	—	21,048,555	472,117
Residential real estate:
1-4 family	39,866,787	1,024,437	1,209	—	40,892,433	442,122
Home equity	10,726,023	19,949	14,963	—	10,760,935	19,949
Other:
Construction and land	5,844,461	—	—	—	5,844,461	—
Consumer	3,062,373	30,425	—	—	3,092,798	6,106
	$179,111,547	$1,317,480	$16,172	$—	$180,445,199	$1,470,461

As a percentage of total loan portfolio	99.26%	0.73%	0.01%	—%	100.00%	0.82%

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of June 30, 2016 and 2015:

	Commercial —	Commercial —	Agricultural —	Agricultural —
	Operating	Real Estate	Operating	Real Estate	Total
	2016
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$484,813	$348,011	$832,824
Good Quality (rating 2)	213,824	4,923,002	5,510,208	6,173,479	16,820,513
Acceptable Quality (rating 3)	7,732,341	33,606,696	5,992,063	9,729,301	57,060,401
Fair Quality (rating 4)	7,294,630	28,578,771	9,604,176	7,836,841	53,314,418
Special Mention (rating 5)	—	—	829,738	—	829,738
Substandard (rating 6)	114,881	590,460	521,562	877,909	2,104,812
Doubtful (rating 7)	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—
	$15,355,676	$67,698,929	$22,942,560	$24,965,541	$130,962,706

	Commercial —	Commercial —	Agricultural —	Agricultural —
	Operating	Real Estate	Operating	Real Estate	Total
	2015
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$257,515	$190,000	$447,515
Good Quality (rating 2)	333,434	4,913,937	10,029,448	5,089,523	20,366,342
Acceptable Quality (rating 3)	8,409,732	30,494,389	9,089,993	9,542,877	57,536,991
Fair Quality (rating 4)	5,880,641	19,404,832	7,622,340	5,754,038	38,661,851
Special Mention (rating 5)	—	—	—	—	—
Substandard (rating 6)	343,482	1,795,948	230,326	472,117	2,841,873
Doubtful (rating 7)	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—
	$14,967,289	$56,609,106	$27,229,622	$21,048,555	$119,854,572

	Residential RE —	Residential RE —	Other — Construction	Other —
	1-4 Family	Home Equity	and Land	Consumer	Total
	2016
Delinquency status*:
Performing	$37,832,838	$12,614,817	$13,210,393	$3,558,375	$67,216,423
Nonperforming	2,476,959	29,807	—	8,542	2,515,308
	$40,309,797	$12,644,624	$13,210,393	$3,566,917	$69,731,731

	Residential RE —	Residential RE —	Other — Construction	Other —
	1-4 Family	Home Equity	and Land	Consumer	Total
	2015
Delinquency status*:
Performing	$39,488,822	$10,726,024	$5,844,461	$3,056,267	$59,115,574
Nonperforming	1,403,611	34,911	—	36,531	1,475,053
	$40,892,433	$10,760,935	$5,844,461	$3,092,798	$60,590,627

*     Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At June 30, 2016 and June 30, 2015 there were no loans 90 days past due and still accruing.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Loans, by classes of loans, considered to be impaired as of June 30, 2016 and 2015 are summarized as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	2016
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$88,902	$87,497	$—	$57,873	$4,560
Agricultural:
Operating	8,009	7,848	—	117,809	21,178
Real estate	925,288	877,909	—	834,054	15,344
Residential real estate:
1-4 family	3,330,310	3,320,028	—	3,382,528	185,997
Home equity	59,336	59,123	—	61,455	3,962
Other:
Consumer	3,756	3,194	—	5,158	254
	4,415,601	4,355,599	—	4,458,877	231,295

Impaired loans with specific allowance recorded:
Commercial:
Operating	48,302	48,240	4,824	52,274	2,266
Real estate	114,837	92,087	30,151	171,863	—
Residential real estate:
1-4 family	330,997	329,623	16,913	336,629	19,949
Home equity	17,882	17,828	915	18,971	1,405
	512,018	487,778	52,803	579,737	23,620

Total impaired loans:
Commercial:
Operating	137,204	135,737	4,824	110,147	6,826
Real estate	114,837	92,087	30,151	171,863	—
Agricultural:
Operating	8,009	7,848	—	117,809	21,178
Real estate	925,288	877,909	—	834,054	15,344
Residential real estate:
1-4 family	3,661,307	3,649,651	16,913	3,719,157	205,946
Home equity	77,218	76,951	915	80,426	5,367
Other:
Consumer	3,756	3,194	—	5,158	254
	$4,927,619	$4,843,377	$52,803	$5,038,614	$254,915

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	2015
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$274,833	$273,212	$—	$305,299	$17,874
Real estate	228,889	220,598	—	236,453	13,046
Agricultural:
Operating	10,344	10,326	—	12,851	658
Real estate	480,879	472,116	—	412,937	16,848
Residential real estate:
1-4 family	3,730,154	3,718,852	—	3,830,736	199,991
Home equity	63,575	63,273	—	65,504	3,989
Other:
Consumer	8,138	7,678	—	10,017	576
	4,796,812	4,766,055	—	4,873,797	252,982

Impaired loans with specific allowance recorded:
Commercial:
Operating	56,246	56,173	5,617	59,770	2,287
Residential real estate:
Home equity	20,060	19,949	19,949	20,828	979
	76,306	76,122	25,566	80,598	3,266

Total impaired loans:
Commercial:
Operating	331,079	329,385	5,617	365,069	20,161
Real estate	228,889	220,598	—	236,453	13,046
Agricultural:
Operating	10,344	10,326	—	12,851	658
Real estate	480,879	472,116	—	412,937	16,848
Residential real estate:
1-4 family	3,730,154	3,718,852	—	3,830,736	199,991
Home equity	83,635	83,222	19,949	86,332	4,968
Other:
Consumer	8,138	7,678	—	10,017	576
	$4,873,118	$4,842,177	$25,566	$4,954,395	$256,248

Impaired loans, for which no allowance has been provided as of June 30, 2016 and 2015, have adequate collateral, based on management’s current estimates.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The following summarizes the number and recorded investment of troubled debt restructurings (“TDRs”) as of June 30, 2016 and 2015:

	June 30, 2016
	Number	Recorded
	of TDRs	Investment
Concession — Extension of maturity:
Commercial:
Operating	5	$76,088
Real estate	2	103,462
Agricultural:
Operating	1	1,000
Real estate	7	732,633
Residential real estate:
1-4 family	36	1,769,362
Home equity	4	59,336
Other:
Consumer	1	3,756
	56	$2,745,637

Concession — Reduction of interest rate below market:
Commercial:
Operating	1	$48,302
Residential real estate:
1-4 family	48	1,722,564
Home equity	1	17,882
	50	$1,788,748

Total:
Commercial:
Operating	6	$124,390
Real estate	2	103,462
Agricultural:
Operating	1	1,000
Real estate	7	732,633
Residential real estate:
1-4 family	84	3,491,926
Home equity	5	77,218
Other:
Consumer	1	3,756
	106	$4,534,385

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

	June 30, 2015
	Number	Recorded
	of TDRs	Investment
Concession — Extension of maturity:
Commercial:
Operating	4	$224,458
Real estate	7	760,837
Agricultural:
Real estate	1	234,485
Residential real estate:
1-4 family	32	1,344,606
Home equity	4	63,575
Other:
Consumer	2	8,138
	50	$2,636,099

Concession — Reduction of interest rate below market:
Commercial:
Operating	1	$56,246
Real estate	38	1,427,904
Residential real estate:
1-4 family	11	408,306
	50	$1,892,456

Total:
Commercial:
Operating	5	$280,704
Real estate	45	2,188,741
Agricultural:
Real estate	1	234,485
Residential real estate:
1-4 family	43	1,752,912
Home equity	4	63,575
Other:
Consumer	2	8,138
	100	$4,528,555

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The following summarizes the number and investment in TDRs, by type of concession, that were restructured during the years ended June 30, 2016 and 2015:

	Number	Recorded
For the year ended June 30, 2016	of TDRs	Investment
Concession — Extension of maturity:
Commercial:
Operating	2	$65,085
Agricultural:
Operating	1	1,000
Real estate	6	483,556
Residential real estate:
1-4 family	3	268,490
	12	$818,131

Total:
Commercial:
Operating	2	$65,085
Agricultural:
Operating	1	1,000
Real estate	6	483,556
Residential real estate:
1-4 family	3	268,490
	12	$818,131

	Number	Recorded
For the year ended June 30, 2015	of TDRs	Investment
Concession — Extension of maturity:
Commercial:
Operating	2	$216,662
Agricultural:
Real estate	1	$234,485
Residential real estate:
1-4 family	1	$53,412
	4	$504,559

Concession - Reduction of interest rate below market:
Commercial:
Operating	1	$56,246
	1	$56,246

Total:
Commercial:
Operating	3	$272,908
Agricultural:
Real estate	1	$234,485
Residential real estate:
1-4 family	1	$53,412
	5	$560,805

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 4.Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of these loans were approximately $100,745,000 and $91,015,000 at June 30, 2016 and 2015, respectively.  Included in other assets are approximately $701,000 and $595,000 of mortgage servicing rights at June 30, 2016 and 2015, respectively.

During the years ended June 30, 2016 and 2015, the Company sold approximately $28,507,000 and $28,944,000, respectively, of fixed-rate loans secured by one-to-four family residential real estate, which resulted in a pre-tax gain on the sale of approximately $750,000 and $722,000 for years ended June 30, 2016 and 2015, respectively.

The Company entered into an agreement with the FHLB to originate mortgage loans on behalf of the FHLB and to sell closed loans to the FHLB under the FHLB Mortgage Partnership Finance (“MPF”) program.  Under the terms of the agreement, the Company retains a portion of the credit risk associated with each conventional loan pool under a risk-sharing agreement.  The Company’s credit losses are capped by the credit enhancement amount established for each pool of loans.  Losses beyond that cap are absorbed by the FHLB.  At June 30, 2016 and 2015, the amount of conventional loans outstanding that were originated and sold to the FHLB in the MPF was $20,078,590 and $18,953,634, respectively, with possible credit enhancement losses capped at $1,035,414 and $1,143,402 at June 30, 2016 and 2015, respectively.  The Company has no history of losses and no losses were accrued in the Company’s consolidated financial statements at June 30, 2016 and 2015.

Note 5.Accrued Interest Receivable

Accrued interest receivable at June 30 is summarized as follows:

	2016	2015
Time deposits with other financial institutions	$—	$334
Securities	3,259	13,046
Loans	1,144,208	1,030,891

	$1,147,467	$1,044,271

Note 6.Premises and Equipment, Net

Premises and equipment, net at June 30 are as follows:

	2016	2015
Land and land improvements	$1,337,723	$1,345,583
Buildings and improvements	6,923,640	6,862,619
Furniture and equipment	1,252,015	1,275,292
Computer equipment	492,766	462,849
Vehicles	57,016	57,016
	10,063,160	10,003,359
Less accumulated depreciation	(4,788,699)	(4,451,569)

	$5,274,461	$5,551,790

Depreciation expense was $343,651 and $319,843 for the years ended June 30, 2016 and 2015, respectively.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 7.Deposits

Deposits as of June 30 are as follows:

	2016	2015
Noninterest-bearing demand	$24,296,166	$21,779,092
Interest-bearing NOW	42,734,473	41,226,800
Money market	60,352,403	51,319,426
Savings	14,869,638	13,075,703
Certificates of deposit	44,709,672	47,367,900

	$186,962,352	$174,768,921

Certificates of deposit of $250,000 or more were approximately $3,866,000 and $2,736,000 at June 30, 2016 and 2015, respectively.

At June 30, 2016, the scheduled maturities of certificates of deposit are as follows:

Year Ending June 30,
2017	$26,850,634
2018	7,152,357
2019	4,769,417
2020	2,019,845
2021 and beyond	3,917,419

$44,709,672

Interest expense on deposit accounts is summarized as follows for the years ended June 30:

	2016	2015
Interest-bearing NOW	$169,242	$154,899
Money market	403,825	265,802
Savings	33,941	32,137
Certificates of deposit	436,887	480,891

	$1,043,895	$933,729

Note 8.Federal Home Loan Bank Borrowings and Other Borrowings

At June 30, 2016 and 2015 the Company had not outstanding borrowings with the FHLB of Topeka.

The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to pledge certain real estate loans to secure advances from the FHLB of Topeka.  All stock in the FHLB of Topeka is pledged as additional collateral for these advances.  At June 30, 2016 and 2015, approximately $49.5 million and $41.0 million, respectively, of real estate loans collateralized the advances.  At June 30, 2016, the Company had the ability to borrow an additional $47.1 million in FHLB advances.

The Company has an unsecured line of credit with Midwest Independent Bank and Pacific Cost Bankers Bank.  At June 30, 2016 the Company had no outstanding balance on these lines of credit.  At June 30, 2016, the Company had the ability to borrow $5.0 million from Midwest Independent Bank and $4.0 million from Pacific Coast Bankers Bank.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 9.Regulatory Matters

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of June 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject and is classified as well capitalized.

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2016
Total capital (to risk-weighted assets)	$28,977	14.7%	$15,805	8.0%	$19,757	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	26,500	13.4%	8,891	4.5%	12,842	6.5%
Tier 1 (core) capital (to risk-weighted assets)	26,500	13.4%	11,854	6.0%	15,805	8.0%
Tier 1 (core) capital (to adjusted total assets)	26,500	11.6%	9,114	4.0%	11,393	5.0%

June 30, 2015
Total capital (to risk-weighted assets)	$20,626	11.5%	$14,306	8.0%	$17,882	10.0%
Common equity Tier 1 capital (to risk-weighted	18,379	10.3%	8,047	4.5%	11,624	6.5%
Tier 1 (core) capital (to risk-weighted assets)	18,379	10.3%	10,729	6.0%	14,306	8.0%
Tier 1 (core) capital (to adjusted total assets)	18,379	9.1%	8,056	4.0%	10,070	5.0%

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

In July 2013, the Federal Reserve Board and the Federal Deposit Insurance Corporation issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 capital ratio, increased the minimum Tier 1 capital ratio requirement, and implemented a new capital conservation buffer.  The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  Management chose the one-time election to retain the existing treatment.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 10. Income Taxes

Income tax expense for the year ended June 30 is as follows:

	2016	2015
Current:
Federal	$(73,021)	$(64,998)
State	(72,879)	(78,768)
Deferred:
Federal	(344,906)	(566,458)

	$(490,806)	$(710,224)

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% to the income tax expense in the statements of income for the year ended June 30 is as follows:

	2016	2015
Provision computed at the statutory federal tax rate	$(525,492)	$(677,464)
State income taxes, net of federal tax	(48,100)	(51,987)
Release of unearned ESOP shares and stock awards	21,092	50,877
Nondeductible expenses	(6,754)	(6,313)
Valuation allowance adjustment	79,000	—
Return-to-provision, net	(32,837)	(21,617)
Other	22,285	(3,720)

Total income tax expense	$(490,806)	$(710,224)

Retained earnings at June 30, 2016 and 2015 include certain historical additions to bad debt reserves of approximately $2,132,000 for which no deferred federal income tax liability has been recorded.  This amount represents an allocation of income to bad debt deductions for tax purposes alone.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal taxes would be imposed at the then-applicable rates.

At June 30, 2016, the Company had federal net operating loss carryforwards of approximately $1.7 million which will expire in the fiscal years ending June 30, 2029 through 2032.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The net deferred tax asset at June 30 is as follows:

	2016	2015
Gross deferred tax assets:
Allowance for loan losses	$1,001,980	$878,220
Net operating loss carryover	530,899	1,170,892
General business credits	324,364	324,364
Foreclosed asset writedowns	50,592	50,592
Unrealized loss on securities	—	2,089
Other	245,290	138,850
	2,153,125	2,565,007
Gross deferred tax liabilities:
Additions in excess of base year loan reserve	(585,334)	(555,082)
Depreciation	(68,425)	(86,668)
FHLB stock dividends	(77,656)	(72,522)
Unrealized gain on securities	(2,100)	—
Other	(3,517)	(6,546)
	(737,032)	(720,818)

Valuation allowance for deferred tax assets	—	(79,000)

Net deferred tax asset	$1,416,093	$1,765,189

No significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the years ended June 30, 2016 and 2015.  Corporate tax returns for the 2013 through 2015 years remain open to examination by taxing authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in noninterest expenses.  During the years ended June 30, 2016 and 2015, there were no interest and penalties recognized, nor were any balances for the payment of interest and penalties accrued at June 30, 2016 and 2015.

Note 11.Employee Benefit Plans

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  Contributions were made of $100,000 and $81,000 for the years ended June 30, 2016 and 2015, respectively.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets.  Annual principal and interest payments for the note dated November 8, 2005 are made by the ESOP prior to the calendar year December 31, 2015.  Annual principal and interest payments from the note dated November 8, 2005 are approximately $145,000 until maturity at December 31,

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

2019. Annual principal and interest payments from the note dated July 8, 2015 are approximately $65,000 until maturity at July 8, 2035.

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

The ESOP has a plan year-end of December 31.  The Company has recorded compensation expense of $105,645 and $57,516 for shares that were released and committed to be released for the years ended June 30, 2016 and 2015, respectively.

Shares held by the ESOP at June 30 were as follows:

	2016	2015
Allocated shares	71,803	83,845
Shares allocated to be released	7,932	4,542
Unearned ESOP shares	150,700	40,875

Total ESOP shares	230,435	129,262

Fair value of unearned ESOP shares	$1,252,317	$369,919

Fair value of allocated shares subject to repurchase obligation	$564,723	$516,800

The Company approved the Equitable Financial Corp. 2006 Equity Incentive Plan in November 2006 which provides for awards of stock options and restricted stock to officers, employees and directors.  The cost of the plan is based on the fair value of the awards on the grant date.  The fair value of stock is based on the closing price of the Company’s stock on the grant date.  The cost of the awards are being recognized over the five-year vesting periods during which participants are required to provide services in exchange for the awards.

The maximum number of shares authorized under the plan is 176,297 stock options and 70,519 shares of restricted stock to employees and directors.  The number of shares has been adjusted for the conversion ratio taking effect in July 2015.  As of June 30, 2016 no stock options have been awarded.

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant. Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

Fiscal year ended June 30, 2015 activity in restricted stock awards has not been presented as the activity was deemed immaterial.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Stock	Grant Date
	Awards	Fair Value

Non-vested at July 1, 2015	43,094	4.02
Conversion for stock offering	3,925	—
Granted	4,900	8.53
Vested	(12,620)	4.02
Non-vested at June 30, 2016	39,299	4.32

Note 12.Earnings per Share

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the years ended June 30:

	2016	2015
Weighted average common shares outstanding	3,264,979	3,075,606
Net income available to common stockholders	$1,054,758	$1,282,316
Basic earnings per share	$0.32	$0.42

The following table presents a reconciliation of the components used to compute diluted earnings per share for the years ended June 30:

	2016	2015
Weighted average common shares outstanding	3,264,979	3,075,606
Dilutive effect of net additional shares from restricted stock awards	26,538	24,010
Weighted average number of shares outstanding	3,291,517	3,099,616

Net income available to common stockholders	$1,054,758	$1,282,316
Diluted earnings per share	$0.32	$0.41

Note 13.Loan Commitments and Other Related Activities

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

The contractual or notional amounts as of June 30 are as follows:

	2016	2015
Financial instruments wherein contractual amounts represent credit risk:
Commitments to extend credit	$12,486,000	$18,204,000
Standby letters of credit	310,000	310,000
Unused lines of credit	32,370,000	23,037,000

At June 30, 2016, fixed-rate commitments were approximately $19,279,000.

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

The Company is party to an operating lease for a branch facility, with expiration in June 2017.  Future commitments under the operating lease approximate the following:

Year Ending June 30,
2017	$105,000

Rental expense, included in occupancy and equipment expense in the consolidated statements of income, totaled approximately $89,000 and $125,000 for the years ended June 30, 2016 and 2015, respectively.

Note 14.Fair Value Measurements

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

There were no transfers between levels during the years ended June 30, 2016 and 2015, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at June 30, 2016 and 2015.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at June 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$664,755	$—	$664,755	$—

Fair Value Measurement at June 30, 2015 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$420,248	$—	$420,248	$—

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

At June 30, 2016 and June 30, 2015 the fair value of impaired loans and foreclosed assets were immaterial.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
June 30, 2016	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$14,947,296	$14,947,000
Securities available-for-sale	See previous table	664,755	665,000
Securities held-to-maturity	Level 2	781,740	801,000
Federal Home Loan Bank stock	Level 1	229,900	230,000
Loans, net	Level 2	198,309,920	198,000,000
Accrued interest receivable	Level 1	1,147,467	1,147,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	24,296,166	24,296,000
Interest-bearing deposits	Level 2	162,666,186	170,276,000
Accrued interest payable and other liabilities	Level 1	1,198,850	1,199,000

	Fair Value	Carrying	Estimated
June 30, 2015	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$21,512,653	$21,513,000
Time deposits with financial institutions	Level 2	500,000	500,000
Securities available-for-sale	See previous table	420,248	420,000
Securities held-to-maturity	Level 2	3,276,752	3,298,000
Federal Home Loan Bank stock	Level 1	226,800	227,000
Loans, net	Level 2	178,423,486	178,458,000
Accrued interest receivable	Level 1	1,765,189	1,765,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	21,779,092	21,779,000
Interest-bearing deposits	Level 2	152,989,829	151,248,000
Accrued interest payable and other liabilities	Level 1	18,408,315	18,408,000

Note 15.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) components at June 30 were as follows:

	2016	2015
Unrealized holding gains (losses) on securities available-for-sale	$6,176	$(6,144)
Tax benefit	(2,100)	2,089

	$4,076	$(4,055)

Note 16.Transactions with Related Parties

In the ordinary course of business, the Company granted loans to principal officers, directors, and their affiliates.  Annual activity consisted of the following for the year ended June 30:

	2016	2015
Beginning balance	$1,310,605	$1,603,501
New loans or transfers in	1,552,533	5,672,566
Repayments or transfers out	(139,740)	(5,965,462)

Ending balance	$2,723,398	$1,310,605

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Deposits from principal officers, directors, and their affiliates at June 30, 2016 and 2015 approximated $364,000 and $328,000, respectively.

Note 17. Condensed Financial Information (Holding Company Only)

Condensed Balance Sheets

	June 30,
	2016	2015
Assets
Cash and due from financial institutions	$6,816,101	$17,367,243
Investment in Bank	27,153,439	19,738,649
Other assets	2,026,340	1,179,767

Total assets	$35,995,880	$38,285,659

Liabilities and Stockholders’ Equity
Other liabilities	$21,794	$17,354,449

Stockholders' equity	35,974,086	20,931,210

Total liabilities and stockholders’ equity	$35,995,880	$38,285,659

Condensed Statements of Income

	Year Ended June 30,
	2016	2015
Interest income	$78,342	$45,379

Professional fees and other expenses	445,625	120,233

Loss before income tax and equity in undistributed net income of subsidiary	(367,283)	(74,854)

Income tax benefit	124,876	25,450

Loss before equity in undistributed net income of subsidiary	(242,407)	(49,404)

Equity in undistributed net income of subsidiary	1,297,165	1,331,720

Net income	$1,054,758	$1,282,316

Comprehensive income	$1,062,889	$1,281,617

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$1,054,758	$1,282,316
Items not providing cash	(1,168,812)	(1,453,237)
Net cash used by operating activities	(114,054)	(170,921)

Cash Flows from Investing Activities:
Downstream capital to Bank	$(6,930,000)	$—
Net cash used by investing activities	(6,930,000)	—

Cash Flows from Financing Activities:
ESOP Loan Finance	(951,912)	—
Proceeds in advance of offering	(2,555,176)	17,354,449
Net cash provided/(used) by financing activities	(3,507,088)	17,354,449

Increase/(Decrease) in cash and cash equivalents	(10,551,142)	17,183,528

Cash and Cash Equivalents
Beginning	17,367,243	183,715
Ending	$6,816,101	$17,367,243

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).”  Based on such assessment, management believes that, as of June 30, 2016, the Company’s internal control over financial reporting is effective, based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

(c)	Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the fiscal year ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We incorporate by reference the information contained under the heading “Proposal I—Election of Directors” from our definitive proxy statement to be delivered to our stockholders in connection with the 2016 Annual Meeting of Stockholders to be held November 15, 2016.

Item 11.  Executive Compensation.

We incorporate by reference the information contained under the heading “Proposal I—Election of Directors” from our definitive proxy statement to be delivered to our stockholders in connection with the 2016 Annual Meeting of Stockholders to be held November 15, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We incorporate by reference the information contained under the heading “Voting Securities and Principal Holders Thereof” from our definitive proxy statement to be delivered to our stockholders in connection with the 2016 Annual Meeting of Stockholders to be held November 15, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information contained under the heading “Proposal I—Election of Directors—Transactions with Certain Related Persons” from our definitive proxy statement to be delivered to our stockholders in connection with the 2016 Annual Meeting of Stockholders to be held November 15, 2016.

Item 14.  Principal Accounting Fees and Services.

We incorporate by reference the information contained under the heading “Proposal III—Ratification of Appointment of Independent Registered Public Accounting Firm” from our definitive proxy statement to be delivered to our stockholders in connection with the 2016 Annual Meeting of Stockholders to be held November 15, 2016.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)Financial Statements.

The following documents are filed as part of this report on Form 10‑K at pages 46 through 84 above:

(a)(2)Financial Statement Schedules.

All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or the notes thereto.

(a)(3)Exhibits.

The following exhibits are filed with this Form 10‑K or incorporated herein by reference to the document identified for such exhibit in the list below:

2.1

Plan of Conversion and Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S‑1, file no. 333‑202707, originally filed on March 12, 2015, as amended)

3.1

Articles of Incorporation of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489 filed on September 23, 2015)

3.2	Bylaws of Equitable Financial Corp. (Incorporated to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489 filed on September 23, 2015)
4	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S‑1, file no. 333‑202707, originally filed on March 12, 2015, as amended)
10.1

Equitable Financial Corp. 2006 Equity Incentive Plan (Incorporated by reference to Appendix C to Equitable Financial Corp.’s definitive proxy statement on Schedule 14A for the Equitable Financial Corp. Annual Meeting of Stockholders, file no. 000‑51514, originally filed on October 2, 2006)

10.2

Equitable Financial Corp. Employment Agreement with Thomas E. Gdowski (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, file no. 333‑202707, originally filed on March 12, 2015, as amended)

21	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S‑1, file no. 333‑202707, originally filed on March 12, 2015, as amended)
23.1	Consent of BKD, LLP
23.2	Consent of RSM US LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.
Dated: September 23, 2016

	By:	/s/ Thomas E. Gdowski Thomas E. Gdowski President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas E. Gdowski Thomas E. Gdowski	President, CEO and Director (Principal Executive Officer)	September 23, 2016

/s/ Darcy M. Ray Darcy M. Ray	CFO (Principal Accounting and Financial Officer)	September 23, 2016

/s/ Vincent J. Dugan Vincent J. Dugan	Director	September 23, 2016

/s/ Levi D. Fisher Levi D. Fisher	Director	September 23, 2016

/s/ Gary L. Hedman Gary L. Hedman	Director	September 23, 2016

/s/ Pamela L. Price Pamela L. Price	Director	September 23, 2016

/s/ Jack E. Rasmussen Jack E. Rasmussen	Director	September 23, 2016

/s/ Douglas J. Redman Douglas J. Redman	Director	September 23, 2016

/s/ David L. Richardson David L. Richardson	Director	September 23, 2016

/s/ Benedict P. Wassinger, Jr. Benedict P. Wassinger, Jr.	Director	September 23, 2016

EXHIBIT INDEX

Exhibit Number	Description
2.1

Plan of Conversion and Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S‑1, file no. 333‑202707, originally filed on March 12, 2015, as amended)

3.1

Articles of Incorporation of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489 filed on September 23, 2015)

3.2

Bylaws of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489 filed on September 23, 2015)

4	Form of Common Stock Certificate (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S‑1, file no. 333‑202707, originally filed on March 12, 2015, as amended)
10.1

Equitable Financial Corp. 2006 Equity Incentive Plan (Incorporated by reference to Appendix C to Equitable Financial Corp.’s definitive proxy statement on Schedule 14A for the Equitable Financial Corp. Annual Meeting of Stockholders, file no. 000‑51514, originally filed on October 2, 2006)

10.2

Equitable Financial Corp. Employment Agreement with Thomas E. Gdowski (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, file no. 333‑202707, originally filed on March 12, 2015, as amended)

21	Subsidiaries of Registrant (Incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S‑1, file no. 333‑202707, originally filed on March 12, 2015, as amended)
23.1	Consent of BKD, LLP
23.2	Consent of RSM US LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.