Form 10-Q
period 2016-09-30
Equitable Financial Corp.
filed 2016-11-10
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Shares of the Registrant’s common stock, par value $0.01 per share, 3,477,227 issued and 3,477,157 outstanding as of November 10, 2016.

EQUITABLE FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2016	June 30, 2016
Assets
Cash and due from financial institutions	$3,773,721	$2,567,296
Interest-earning deposits	5,149,000	12,380,000
	8,922,721	14,947,296
Securities available-for-sale	596,761	664,755
Securities held-to-maturity	770,299	781,740
Federal Home Loan Bank stock, at cost	230,500	229,900
Loans, net of allowance for loan losses of $3,055,510 and $2,947,000, respectively	206,766,878	198,309,920
Premises and equipment, net	5,516,733	5,274,461
Foreclosed assets, net	461,847	461,847
Accrued interest receivable	1,487,059	1,147,467
Deferred taxes, net	1,300,660	1,416,093
Other assets	1,819,725	1,853,698

Total assets	$227,873,183	$225,087,177

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$26,096,591	$24,296,166
Interest-bearing deposits	163,566,482	162,666,186
	189,663,073	186,962,352
Advance payments from borrowers for taxes and insurance	202,460	387,166
Accrued interest payable and other liabilities	1,156,131	1,198,850
Total liabilities	191,021,664	188,548,368

Common stock in ESOP subject to contingent repurchase obligation	580,227	564,723

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized 3,477,227 shares issued and 3,477,157 outstanding at September 30, 2016 and June 30, 2016, respectively	34,771	34,771
Additional paid-in capital	26,826,945	26,844,426
Retained earnings	11,504,971	11,239,913
Unearned ESOP shares	(1,211,442)	(1,246,045)
Shares reserved for stock compensation	(306,644)	(338,332)
Accumulated other comprehensive income, net of tax	2,918	4,076
Reclassification of ESOP shares	(580,227)	(564,723)
Total stockholders’ equity	36,271,292	35,974,086

Total liabilities and stockholders’ equity	$227,873,183	$225,087,177

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the three months ended
	September 30, 2016	September 30, 2015
Interest income:
Loans	$2,194,248	$2,078,223
Securities	8,730	39,959
Other	12,392	6,795
Total interest income	2,215,370	2,124,977

Interest expense:
Deposits	266,385	247,486
Other	138	235
Total interest expense	266,523	247,721

Net interest income	1,948,847	1,877,256
Provision for loan losses	152,764	72,944
Net interest income after provision for loan losses	1,796,083	1,804,312

Noninterest income:
Service charges on deposit accounts	167,196	147,379
Brokerage fee income	178,447	157,185
Gain on sale of loans	236,464	216,199
Other loan fees	78,848	67,495
Other income	31,870	24,502
Total noninterest income	692,825	612,760

Noninterest expense:
Salaries and employee benefits	1,183,786	1,191,699
Director and committee fees	40,392	42,458
Data processing fees	140,650	127,519
Occupancy and equipment	258,373	219,318
Regulatory fees and deposit insurance premium	53,617	51,639
Advertising and public relations	47,891	62,078
Insurance and surety bond premiums	23,924	27,852
Professional fees	117,318	175,297
Supplies, telephone and postage	60,215	67,228
Other expenses	169,222	138,013
Total noninterest expense	2,095,388	2,103,101

Income before income taxes	393,520	313,971

Income tax expense	(128,462)	(38,993)

Net income	$265,058	$274,978

Basic earnings per share	$0.08	$0.08
Diluted earnings per share	$0.08	$0.08

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2016	September 30, 2015
Net income	$265,058	$274,978
Other comprehensive income:
Unrealized gain/(loss) on securities available-for-sale, net of tax	(1,158)	3,373
Comprehensive income	$263,900	$278,351

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the three months ended September 30, 2016

(Unaudited)

					Shares	Accumulated	Amount
					Reserved for	Other	Reclassified
	Common	Additional	Retained	Unearned	Stock	Comprehensive	on ESOP
	Stock	Paid-in Capital	Earnings	ESOP Shares	Compensation	Income	Shares	Total

Balance, June 30, 2016	$34,771	$26,844,426	$11,239,913	$(1,246,045)	$(338,332)	$4,076	$(564,723)	$35,974,086

Net Income			265,058					265,058
Other comprehensive loss						(1,158)		(1,158)
Release of 3,966 unearned ESOP shares		(363)		34,603				34,240
Stock compensation expense		(17,118)			31,688			14,570
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares							(15,504)	(15,504)

Balance, September 30, 2016	$34,771	$26,826,945	$11,504,971	$(1,211,442)	$(306,644)	$2,918	$(580,227)	$36,271,292

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	September 30, 2016	September 30, 2015
Cash Flows from Operating Activities:
Net income	$265,058	$274,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,089	86,209
Federal Home Loan Bank stock dividends	(600)	(800)
ESOP expense	34,240	18,698
Stock compensation expense	14,570	29,977
Amortization of deferred loan origination costs, net	126,446	108,598
Amortization of premiums and discounts	3,564	3,358
Gain on sale of loans	(236,464)	(216,199)
Loss on sale of foreclosed assets	—	9,728
Loss on disposal of premises and equipment	—	2,961
Provision for loan losses	152,764	72,944
Deferred taxes	116,029	10,077
Loans originated for sale	(8,609,214)	(8,767,121)
Proceeds from sale of loans	8,770,606	8,236,582
Loss on investment in partnership	27,332	13,500
Changes in:
Accrued interest receivable	(339,592)	(358,505)
Other assets	89,706	360,182
Accrued interest payable and other liabilities	(50,219)	(12,722)
Net cash provided/(used) by operating activities	447,315	(127,555)

Cash Flows from Investing Activities:
Net change in loans	(8,736,662)	(6,989,826)
Proceeds from sale of foreclosed assets, net	—	3,000
Securities available-for-sale:
Proceeds from calls and principal repayments	63,256	34,935
Purchases	—	(469,253)
Securities held-to-maturity:
Proceeds from calls and principal repayments	10,862	44,523
Purchase of premises and equipment	(325,361)	(14,308)
Net cash used in investing activities	(8,987,905)	(7,390,929)

(Continued)

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the three months ended
	September 30, 2016	September 30, 2015
Cash Flows from Financing Activities:
Net change in deposits	$2,700,721	$(4,764)
Net change in advance payments from borrowers for taxes and insurance	(184,706)	(200,199)
Purchase of ESOP Shares	—	(951,912)
Expenses and return of proceeds in advance of offering	—	(2,555,176)
Net cash provided/(used) by financing activities	2,516,015	(3,712,051)

Decrease in cash and cash equivalents	(6,024,575)	(11,230,535)

Cash and Cash Equivalents:
Beginning	14,947,296	21,512,653

Ending	$8,922,721	$10,282,118

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$268,880	$248,014
Income taxes paid	$162,879	$115,156

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Basis of Presentation

The accompanying consolidated financial statements of Equitable Financial Corp. (the “Company”) and its wholly owned subsidiary Equitable Bank (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended June 30, 2016.  The consolidated balance sheet of the Company as of June 30, 2016 has been derived from the audited consolidated balance sheet of the company as of that date.  All significant intercompany transactions are eliminated in consolidation.  In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ from those estimates.  For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s annual report for the year ended June 30, 2016.

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

Note 3.New Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The purpose of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The Update replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is expected to have an impact on the Company’s consolidated financial statements. The Company is currently evaluating the effect this will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows; Classification of Certain Cash Receipts and Cash Payments.  The purpose of this Update is to address existing diversity in practice related to specific cash flow issues.  This Update will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Note 4.Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$592,340	$4,421	$—	$596,761

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$658,579	$6,176	$—	$664,755

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$169,116	$14,853	$—	$183,969
Municipal securities	601,183	945	—	602,128
	$770,299	$15,798	$—	$786,097

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$180,035	$15,281	$—	$195,316
Municipal securities	601,705	4,093	—	605,798
	$781,740	$19,374	$—	$801,114

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by the Government National Mortgage Association and local municipal securities.

The contractual maturities of the residential mortgage-backed securities at September 30, 2016 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.

There were no sales of securities for the three months ended September 30, 2016 and 2015.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements. The Company has not recognized other-than-temporary impairment on any securities for the three months ended September 30, 2016 and 2015.

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

The Company’s portfolio segments are as follows:

•	Commercial
•	Agricultural
•	Residential real estate
•	Other

The Company’s classes of loans are as follows:

•	Commercial – operating
•	Commercial – real estate
•	Agricultural – operating
•	Agricultural – real estate
•	Residential real estate – 1-4 family
•	Residential real estate – home equity
•	Other – construction and land
•	Other – consumer

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Loans are as follows:

	September 30, 2016	June 30, 2016
Commercial:
Operating	$16,783,430	$15,355,676
Real estate	69,405,562	67,698,929
Agricultural:
Operating	23,047,748	22,942,560
Real estate	29,771,416	24,965,541
Residential real estate:
1-4 family	39,882,481	40,309,797
Home equity	11,567,930	12,644,624
Other:
Construction and land	15,157,946	13,210,393
Consumer	3,637,769	3,566,917
Total loans	209,254,282	200,694,437

Deferred loan origination costs, net	568,106	562,483
Allowance for loan losses	(3,055,510)	(2,947,000)
	(2,487,404)	(2,384,517)

Loans, net	$206,766,878	$198,309,920

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

Changes in the allowance for loan losses, by portfolio segment are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended September 30, 2016
Balance, beginning	$1,337,000	$738,000	$655,000	$217,000	$2,947,000
Provision charged to expense	96,703	64,000	(38,225)	30,286	152,764
Recoveries	7,674	—	225	964	8,863
Loans charged off	(47,867)	—	—	(5,250)	(53,117)
Balance, ending	$1,393,510	$802,000	$617,000	$243,000	$3,055,510

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended September 30, 2015
Balance, beginning	$1,124,000	$697,000	$644,000	$118,000	$2,583,000
Provision charged to expense	(9,352)	29,000	24,541	28,755	72,944
Recoveries	25,352	—	459	3,392	29,203
Loans charged off	—	—	—	(1,147)	(1,147)
Balance, ending	$1,140,000	$726,000	$669,000	$149,000	$2,684,000

For commercial loans and agricultural loans, the allowance for estimated losses on loans consists of specific and general components.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

For residential real estate loans and consumer and other loans, these large groups of smaller balance homogenous loans are collectively evaluated for impairment. In estimating the allowance for loan losses for these loans, the Company applies quantitative and qualitative factors on a portfolio segment basis. Quantitative factors are based on historical charge-off experience and qualitative factors are based on an assessment of internal and/or external influences on credit quality that are not fully reflected in the historical loss data. Accordingly, the Company generally does not separately identify individual residential real estate loans and/or consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Troubled debt restructures are considered impaired loans and are subject to the same allowance methodology as described above for impaired loans by portfolio segment.

The allowance for loan losses, by impairment evaluation and portfolio segment is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	September 30, 2016
Allowance for loans individually evaluated for impairment	$15,998	$3,354	$24,944	$—	$44,296
Allowance for loans collectively evaluated for impairment	1,377,512	798,646	592,056	243,000	3,011,214
	$1,393,510	$802,000	$617,000	$243,000	$3,055,510

Loans individually evaluated for impairment	$272,504	$868,457	$3,708,206	$2,488	$4,851,655
Loans collectively evaluated for impairment	85,916,488	51,950,707	47,742,205	18,793,227	204,402,627
	$86,188,992	$52,819,164	$51,450,411	$18,795,715	$209,254,282

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	June 30, 2016
Allowance for loans individually evaluated for impairment	$34,975	$—	$17,828	$—	$52,803
Allowance for loans collectively evaluated for impairment	1,302,025	738,000	637,172	217,000	2,894,197
	$1,337,000	$738,000	$655,000	$217,000	$2,947,000

Loans individually evaluated for impairment	$227,824	$885,757	$3,726,602	$3,194	$4,843,377
Loans collectively evaluated for impairment	82,826,781	47,022,344	49,227,819	16,774,116	195,851,060
	$83,054,605	$47,908,101	$52,954,421	$16,777,310	$200,694,437

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

For all classes of loans, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•	The loan is current, and all principal and interest amounts contractually due have been made
•	The loan is well secured and in the process of collection
•	Prospects for future principal and interest payments are not in doubt

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	September 30, 2016
Classes of loans:
Commercial:
Operating	$16,672,455	$72,751	$—	$38,224	$16,783,430	$119,440
Real estate	69,370,459	35,103	—	—	69,405,562	38,224
Agricultural:
Operating	22,980,401	67,347	—	—	23,047,748	6,848
Real estate	29,771,416	—	—	—	29,771,416	851,609
Residential real estate:
1-4 family	38,655,274	1,178,362	—	48,845	39,882,481	732,815
Home equity	11,550,142	—	17,788	—	11,567,930	29,192
Other:
Construction and land	15,157,946	—	—	—	15,157,946	—
Consumer	3,636,392	1,377	—	—	3,637,769	3,865
	$207,794,485	$1,354,940	$17,788	$87,069	$209,254,282	$1,781,993

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	June 30, 2016
Classes of loans:
Commercial:
Operating	$15,256,328	$99,348	$—	$—	$15,355,676	$97,294
Real estate	67,606,842	—	—	92,087	67,698,929	92,087
Agricultural:
Operating	22,318,246	624,314	—	—	22,942,560	6,848
Real estate	24,965,541	—	—	—	24,965,541	877,909
Residential real estate:
1-4 family	38,428,793	1,823,353	23,736	33,915	40,309,797	688,454
Home equity	12,644,624	—	—	—	12,644,624	29,807
Other:
Construction and land	13,210,393	—	—	—	13,210,393	—
Consumer	3,563,221	1,294	—	2,402	3,566,917	7,248
	$197,993,988	$2,548,309	$23,736	$128,404	$200,694,437	$1,799,647

For commercial, agriculture, and construction and land loans, the Company utilizes the following internal risk rating scale:

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

For commercial, agricultural and construction and loan loans or credit relationships with aggregate exposure greater than $250,000, a loan review is required within 12 months of the most recent credit review. The reviews are completed in enough detail to, at a minimum, validate the risk rating. Additionally, the reviews shall determine whether any documentation exceptions exist, appropriate written analysis is included in the loan file, and whether credit policies have been properly adhered to.

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of:

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	September 30, 2016
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$432,866	$348,011	$—	$780,877
Good Quality (rating 2)	209,076	6,527,472	5,583,227	4,684,561	2,577,432	19,581,768
Acceptable Quality (rating 3)	7,529,161	33,134,418	5,867,222	14,550,080	7,434,423	68,515,304
Fair Quality (rating 4)	8,892,658	29,184,684	10,571,060	8,787,155	5,146,091	62,581,648
Special Mention (rating 5)	—	—	66,738	—	—	66,738
Substandard (rating 6)	152,535	558,988	526,635	1,401,609	—	2,639,767
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$16,783,430	$69,405,562	$23,047,748	$29,771,416	$15,157,946	$154,166,102

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	June 30, 2016
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$484,813	$348,011	$—	$832,824
Good Quality (rating 2)	213,824	4,923,002	5,510,208	6,173,479	1,993,567	18,814,080
Acceptable Quality (rating 3)	7,732,341	33,606,696	5,992,063	9,729,301	6,675,761	63,736,162
Fair Quality (rating 4)	7,294,630	28,578,771	9,604,176	7,836,841	4,541,065	57,855,483
Special Mention (rating 5)	—	—	829,738	—	—	829,738
Substandard (rating 6)	114,881	590,460	521,562	877,909	—	2,104,812
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$15,355,676	$67,698,929	$22,942,560	$24,965,541	$13,210,393	$144,173,099

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	September 30, 2016
Delinquency status*:
Performing	$38,342,926	$11,538,738	$3,633,904	$53,515,568
Nonperforming	1,539,555	29,192	3,865	1,572,612
	$39,882,481	$11,567,930	$3,637,769	$55,088,180

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	June 30, 2016
Delinquency status*:
Performing	$37,832,838	$12,614,817	$3,558,375	$54,006,030
Nonperforming	2,476,959	29,807	8,542	2,515,308
	$40,309,797	$12,644,624	$3,566,917	$56,521,338

*Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At September 30, 2016 and June 30, 2016, the Company had no loans greater than 90 days past due and still accruing.

For commercial, agricultural, and construction and land loans, the Company’s credit quality indicator is internally assigned risk ratings. Each loan is assigned a risk rating upon origination. The risk rating is reviewed every 12 months, at a minimum, and on an as needed basis depending on the specific circumstances of the loan.

For residential real estate and consumer loans, the Company’s credit quality indicator is performance determined by delinquency status. Delinquency status is updated daily by the Company’s loan system.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Loans, by classes of loans, considered to be impaired are summarized as follows:

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	September 30, 2016
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$89,400	$87,853	$—
Real estate	35,269	35,103	—
Agricultural:
Operating	17,185	16,848	—
Real estate	421,572	380,552	—
Residential real estate:
1-4 family	3,075,248	3,066,089	—
Home equity	26,163	26,148	—
Other:
Consumer	3,066	2,488	—
	3,667,903	3,615,081	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	111,800	111,324	10,859
Real estate	47,485	38,224	5,139
Agricultural:
Real estate	490,738	471,057	3,354
Residential real estate:
1-4 family	577,248	566,391	18,566
Home equity	49,848	49,578	6,378
	1,277,119	1,236,574	44,296

Total impaired loans:
Commercial:
Operating	201,200	199,177	10,859
Real estate	82,754	73,327	5,139
Agricultural:
Operating	17,185	16,848	—
Real estate	912,310	851,609	3,354
Residential real estate:
1-4 family	3,652,496	3,632,480	18,566
Home equity	76,011	75,726	6,378
Other:
Consumer	3,066	2,488	—
	$4,945,022	$4,851,655	$44,296

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	June 30, 2016
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$88,902	$87,497	$—
Agricultural:
Operating	8,009	7,848	—
Real estate	925,288	877,909	—
Residential real estate:
1-4 family	3,330,310	3,320,028	—
Home equity	59,336	59,123	—
Other:
Consumer	3,756	3,194	—
	4,415,601	4,355,599	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	48,302	48,240	4,824
Real estate	114,837	92,087	30,151
Residential real estate:
1-4 family	330,997	329,623	16,913
Home equity	17,882	17,828	915
	512,018	487,778	52,803

Total impaired loans:
Commercial:
Operating	137,204	135,737	4,824
Real estate	114,837	92,087	30,151
Agricultural:
Operating	8,009	7,848	—
Real estate	925,288	877,909	—
Residential real estate:
1-4 family	3,661,307	3,649,651	16,913
Home equity	77,218	76,951	915
Other:
Consumer	3,756	3,194	—
	$4,927,619	$4,843,377	$52,803

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans, for which no allowance has been provided as of September 30, 2016 and June 30, 2016, have adequate collateral, based on management’s current estimates.

	For the three months ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$92,025	$1,114	$269,275	$3,807
Real estate	35,413	406	230,709	—
Agricultural:
Operating	12,597	6,036	9,697	125
Real estate	431,652	—	485,148	1,179
Residential real estate:
1-4 family	3,087,791	38,181	3,793,213	49,292
Home equity	26,502	431	62,931	1,109
Other:
Consumer	3,411	39	7,657	106
	3,689,391	46,207	4,858,630	55,618

Impaired loans with specific allowance recorded:
Commercial:
Operating	114,596	835	55,271	1,225
Real estate	47,209	—	—	—
Agricultural:
Real estate	487,147	—	—	—
Residential real estate:
1-4 family	576,314	2,208	—	—
Home equity	50,112	792	20,100	645
	1,275,378	3,835	75,371	1,870

Total impaired loans:
Commercial:
Operating	206,621	1,949	324,546	5,032
Real estate	82,622	406	230,709	—
Agricultural:
Operating	12,597	6,036	9,697	125
Real estate	918,799	—	485,148	1,179
Residential real estate:
1-4 family	3,664,105	40,389	3,793,213	49,292
Home equity	76,614	1,223	83,031	1,754
Other:
Consumer	3,411	39	7,657	106
	$4,964,769	$50,042	$4,934,001	$57,488

The Company's troubled debt restructuring as of September 30, 2016 and June 30, 2016 were not material to the consolidated financial statements.

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of September 30, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2016
Total capital (to risk-weighted assets)	$29,477	14.3%	$16,544	8.0%	$20,680	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	26,885	13.0%	9,306	4.5%	13,442	6.5%
Tier 1 (core) capital (to risk-weighted assets)	26,885	13.0%	12,408	6.0%	16,544	8.0%
Tier 1 (core) capital (to adjusted total assets)	26,885	11.8%	9,092	4.0%	11,365	5.0%

June 30, 2016
Total capital (to risk-weighted assets)	$28,977	14.7%	$15,805	8.0%	$19,757	10.0%
Common equity Tier 1 capital (to risk-weighted	26,500	13.4%	8,891	4.5%	12,842	6.5%
Tier 1 (core) capital (to risk-weighted assets)	26,500	13.4%	11,854	6.0%	15,805	8.0%
Tier 1 (core) capital (to adjusted total assets)	26,500	11.6%	9,114	4.0%	11,393	5.0%

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 7.Employee Benefit Plan

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  Contributions were made of $29,699 and $27,955 for the three months ended September 30, 2016 and 2015.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets.  Annual principal and interest payments from the note dated November 8, 2005 are approximately $145,000 until maturity at December 31, 2019.  Annual principal and interest payments from the note dated July 8, 2015 are approximately $65,000 until maturity at July 8, 2035.

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

The ESOP has a plan year-end of December 31.  The Company recorded compensation expense of $34,240 and $18,698 for the three months ended September 30, 2016 and 2015, respectively.

Shares held by the ESOP were as follows:

	September 30, 2016	June 30, 2016
Allocated shares	70,244	71,803
Shares allocated to be released	11,898	7,932
Unearned ESOP shares	146,734	150,700

Total ESOP shares	228,876	230,435

Fair value of unearned ESOP shares	$1,286,857	$1,252,317

Fair value of allocated shares subject to repurchase obligation	$580,227	$564,723

The Company approved the Equitable Financial Corp. 2006 Equity Incentive Plan in November 2006 which provides for awards of stock options and restricted stock to officers, employees and directors.  The cost of the plan is based on the fair value of the awards at the grant date.  The fair value of stock is based on the closing price of the Company’s stock on the grant date.  The cost of the awards are being recognized over the five-year vesting periods during which participants are required to provide services in exchange for the awards.

The maximum number of shares authorized under the plan is 176,297 stock options and 70,519 shares of restricted stock to employees and directors. The number of shares has been adjusted for the conversion ratio taking effect in July 2015.  As of September 30, 2016 no stock options have been awarded.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Stock	Grant Date
	Awards	Fair Value

Non-vested at July 1, 2015	43,094	4.02
Conversion for stock offering	3,925	—
Granted	4,900	8.53
Non-vested at September 30, 2015	51,919	4.32

Non-vested at July 1, 2016	39,299	4.32
Vested	(3,661)	6.28
Non-vested at September 30, 2016	35,638	4.32

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the three months ended September 30, 2016 and 2015:

	For the three months ended
	September 30,
	2016	2015
Weighted average common shares outstanding	3,287,347	3,259,902
Net income available to common stockholders	$265,058	$274,978
Basic earnings per share	$0.08	$0.08

The following table presents a reconciliation of the components used to compute diluted earnings per share for the three months and ended September 30, 2016 and 2015:

	For the three months ended
	September 30,
	2016	2015
Weighted average common shares outstanding	3,287,347	3,259,902
Weighted average of net additional shares from restricted stock awards	15,769	23,676
Weighted average number of shares outstanding	3,303,116	3,283,578

Net income available to common stockholders	$265,058	$274,978
Diluted earnings per share	$0.08	$0.08

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

There were no transfers between levels during the three months ended September 30, 2016, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at September 30, 2016.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and June 30, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at September 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$596,761	$—	$596,761	$—

Fair Value Measurement at June 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$664,755	$—	$664,755	$—

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

At September 30, 2016 and June 30, 2016 the fair value of impaired loans and foreclosed assets were immaterial.

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

Federal funds purchased and securities sold under agreements to repurchase — For federal funds purchased and securities sold under agreements to repurchase, the carrying value approximates fair value.  As of September 30, 2016 and June 30, 2016 the Company did not have any federal funds purchased or securities sold under agreements to repurchase; however from time to time the Company will.

Federal Home Loan Bank borrowings — The estimated fair value of fixed rate advances from the FHLB is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics.  Adjustable rate advances’ carrying value approximates fair value.  As of September 30, 2016 and June 30, 2016 the Company did not have any Federal Home Loan Bank borrowings; however from time to time the Company will.

Accrued interest — The carrying amounts of accrued interest approximate fair value.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Off-balance sheet items — The fair value of off-balance-sheet items is based on current fees or cost that would be charged to enter into or terminate such arrangements.  There were not considered material and are not presented in the below tables.

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
September 30, 2016	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$8,922,721	$8,923,000
Securities available-for-sale	See previous table	596,761	597,000
Securities held-to-maturity	Level 2	770,299	786,000
Federal Home Loan Bank stock	Level 1	230,500	231,000
Loans, net	Level 2	206,766,878	205,828,000
Accrued interest receivable	Level 1	1,487,059	1,487,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	26,096,591	26,097,000
Interest-bearing deposits	Level 2	163,566,482	170,842,000
Accrued interest payable and other liabilities	Level 1	1,156,131	1,156,000

	Fair Value	Carrying	Estimated
June 30, 2016	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$14,947,296	$14,947,000
Securities available-for-sale	See previous table	664,755	665,000
Securities held-to-maturity	Level 2	781,740	801,000
Federal Home Loan Bank stock	Level 1	229,900	230,000
Loans, net	Level 2	198,309,920	198,000,000
Accrued interest receivable	Level 1	1,147,467	1,147,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	24,296,166	24,296,000
Interest-bearing deposits	Level 2	162,666,186	170,276,000
Accrued interest payable and other liabilities	Level 1	1,198,850	1,199,000

Note 10.Accumulated Other Comprehensive Income

Accumulated other comprehensive income components were as follows:

	September 30, 2016	June 30, 2016
Unrealized holding gains on securities available-for-sale	$4,421	$6,176
Tax expense	(1,503)	(2,100)

	$2,918	$4,076

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 11.Income Taxes

	Three months ended
	September 30, 2016	September 30, 2015
Provision computed at the statutory federal tax rate	$(133,797)	$(106,750)
State income taxes, net of federal tax	(12,040)	(11,986)
Release of unearned EOSP shares and stock awards	3,192	1,946
Nondeductible expenses	(1,648)	(1,990)
Valuation allowance adjustment	—	79,000
Other	15,831	787
	$(128,462)	$(38,993)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at September 30, 2016 and for the three months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.  All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

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

Comparison of Financial Condition at September 30, 2016 and June 30, 2016

Assets.  Total assets at September 30, 2016 were $227.9 million, an increase of $2.8 million, or 1.2%, from $225.1 million at June 30, 2016.  This increase is primarily due to an increase in loan balances of $8.5 million, or 4.3%, to $206.8 million at September 30, 2016 from $198.3 million at June 30, 2016.  This increase was offset by a decrease in cash and due from financial institutions and interest-earning deposits of $6.0 million, or 40.3%, to $8.9 million at September 30, 2016 from $14.9 million at June 30, 2016.

Nonperforming Assets and Allowance for Loan Losses.  We had non-performing assets of $2.2 million, or 1.0% of total assets as of September 30, 2016 and $2.3 million, or 1.0% of total assets as of June 30, 2016.  The allowance for loan losses totaled $3.1 million at September 30, 2016 and $2.9 million at June 30, 2016.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.5% at September 30, 2016 and June 30, 2016.  The allowance for loan losses to non-performing loans was 172.2% at September 30, 2016 and 163.7% at June 30, 2016.

Deposits. Total deposits increased $2.7 million, or 1.4%, to $189.7 million at September 30, 2016 from $187.0 million at June 30, 2016.  The increase in total deposits was primarily attributable to a $1.8 million increase in noninterest-bearing demand accounts and a $4.0 million increase in money market accounts, offset by an $841,000 decrease in interest-bearing NOW accounts and a $2.8 million decrease in certificates of deposit.

Stockholders’ Equity. Total stockholder’s equity increased $279,000, or 0.8% to $36.3 million at September 30, 2016 from $36.0 million at June 30, 2016.  Increase was primarily related to net income recorded.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

General. Net income for the three months ended September 30, 2016 was $265,000.  This represented a decrease of $10,000, or 3.6%, from net income of $275,000 for the three months ended September 30, 2015.

Interest Income. Total interest income for the three months ended September 30, 2016 increased $90,000, or 4.2%, to $2.2 million, from $2.1 million for the three months ended September 30, 2015.  The increase in interest income was due to an increase in interest income in loans, partially offset by a decrease in interest income on securities.

Interest income from loans increased $116,000, or 5.6%, to $2.2 million for the three months ended September 30, 2016 from $2.1 million for the same period in 2015.  The increase in interest income from loans was due primarily to an increase of $21.6 million in average loan balances.  Average loan balances were $205.2 million for the three months ended September 30, 2016 compared to $183.6 million for the three months ended September 30, 2015.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans decreased 25 basis points to 4.28% during the three months ended September 30, 2016 from 4.53% for the three months ended September 30, 2015.

Other interest income decreased $26,000, or 55.3%, to $21,000 for the three months ended September 30, 2016 from $47,000 for the three months ended September 30, 2015.  This decrease was primarily due to a decrease in average balances of securities.

Interest Expense.   Interest expense increased $19,000, or 7.7%, to $266,000 for the three months ended September 30, 2016 from $248,000 for the three months ended September 30, 2015.  This increase was due to an increase in interest expense on deposit accounts from increased average balances.  Average balances for the three months ended September 30, 2016 were $163.6 million compared to $153.1 million for the three months ended September 30, 2015.

Net Interest Income. Net interest income increased $72,000, or 3.8%, to $1.9 million for the three months ended September 30, 2016 from $1.9 million for the three months ended September 30, 2015.  Average interest-earning assets were $214.3 million for the three months ended September 30, 2016 and $197.5 million for the three months ended September 30, 2015, while the average yield was 4.13% and 4.30% for the respective periods.  Our net interest spread decreased 17 basis points for the three months ended September 30, 2016 to 3.48% from 3.65% for the three months ended September 30, 2015. Our net interest margin decreased 16 basis points to 3.64% for the three months ended September 30, 2016 from 3.80% for the three months ended September 30, 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 200 basis points to 131.0% for the three months ended September 30, 2016 from 129.0% for the three months ended September 30, 2015.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $153,000 and $73,000 for the three months ended September 30, 2016 and 2015, respectively.  The provision for loan losses for the three months ended September 30, 2016 and 2015 was primarily a result of loan growth.  The allowance for loan losses was $3.1 million, or 1.5% of loans outstanding at September 30, 2016 compared to $2.7 million, or 1.4% of loans outstanding at September 30, 2015.  The non-performing assets to total assets ratio at September 30, 2016 was 1.0% as compared to 0.9% at September 30, 2015.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2016 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $80,000, or 13.1% to $693,000 for the three months ended September 30, 2016 from $613,000 for the three months September 30, 2015.  Increases were recorded in all categories of non-interest income, including service charges on deposit accounts of $20,000, brokerage fee income of $21,000, gain on sale of loans of $20,000 and other loan fees of $11,000.  These increases were related to increased activity in all areas.

Non-Interest Expense. Total non-interest expense was $2.1 million in the three months ended September 30, 2016 and the three months ended September 30, 2015.  Increases in occupancy and equipment costs, data processing fees and regulatory fees were offset by decreases in professional fees, advertising and public relation costs, salaries and employee benefits, director and committee fees and insurance and bond premiums.

Income Tax Expense. For the three months ended September 30, 2016, income tax expense was $128,000 compared to $39,000 for the three months ended September 30, 2015.  The effective tax rate for the three months September 30, 2016 was 32.6% compared to 12.4% for the three months ended September 30, 2015.  During the three months ended September 30, 2015 a reversal of an income tax valuation allowance was recorded for $79,000.  This caused a decrease in the effective tax rate.  There was no such entry during the three months ended September 30, 2016.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2016			2015
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$7,542	$12	0.64%	$9,855	$8	0.32%
Securities	1,395	8	2.29%	3,798	38	4.00%
Loans receivable	205,157	2,194	4.28%	183,634	2,078	4.53%
FHLB common stock	230	1	1.74%	227	1	1.76%
Total interest-earning assets	214,324	2,215	4.13%	197,514	2,125	4.30%
Total noninterest-earning assets	13,158			14,120
Total assets	$227,482			$211,634

Interest-bearing liabilities:
Savings accounts	$15,112	$9	0.24%	$13,185	$8	0.24%
NOW accounts	42,506	42	0.40%	40,638	39	0.38%
Money market accounts	63,179	113	0.72%	52,440	89	0.68%
Certificates of deposit	42,754	102	0.95%	46,847	112	0.96%
Total deposits	163,551	266	0.65%	153,110	248	0.65%
Noninterest-bearing demand deposits - checking accounts	26,039			20,121
Other liabilities	1,714			12,616
Total liabilities	191,304			185,847

Stockholders' equity	36,178			25,787
Total liabilities and stockholders' equity	$227,482			$211,634

Net interest income		$1,949			$1,877
Net interest rate spread			3.48%			3.65%
Net interest-earning assets	$50,773			$44,404
Net interest margin			3.64%			3.80%
Average interest-earning assets to average interest-bearing liabilities			131.04%			129.00%

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

	Three Months Ended
	September 30, 2016 vs. 2015
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$(2)	$6	$4
Securities	(18)	(12)	(30)
Loans receivable	235	(119)	116
Total interest-earning assets	215	(125)	90

Interest-bearing liabilities:
Savings accounts	2	(1)	1
NOW accounts	2	1	3
Money market accounts	20	4	24
Certificates of deposit	(11)	1	(10)
Total interest-bearing liabilities	13	5	18

Change in net interest income	$202	$(130)	$72

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Liquid assets, which include cash and cash equivalents and securities available-for-sale, totaled $9.5 million, or 4.2% of total assets at September 30, 2016, as compared to $15.6 million, or 6.9% of total assets, at June 30, 2016.   We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the FHLB of Topeka and Midwest Independent Bank amounted to $5.1 million at September 30, 2016 and $12.4 million at June 30, 2016.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $447,000 for the three months ended September 30, 2016 while net cash used by operating activities was $128,000 for the three months ended September 30, 2015.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, was $9.0 million and $7.4 million for the three months ended September 30, 2016 and 2015, respectively.  During the three months ended September 30, 2015 the Company purchased $469,000 of securities classified as available-for-sale.  During the three months ended September 30, 2016 there were no securities purchased or sold.  For the three months ended September 30, 2016, net cash provided by financing activities was $2.5 million, and for the three months ended September 30, 2015, net cash used by financing activities was $3.7 million.

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

For the three months ended September 30, 2016, we did not engage in any off-balance sheet transactions, other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

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

Item 4.Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

At September 30, 2016, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: November 10, 2016	By:	/s/ Thomas E. Gdowski
Thomas E. Gdowski
President and CEO

Dated: November 10, 2016	By:	/s/ Darcy M. Ray
Darcy M. Ray
CFO

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion and Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.