Form 10-Q
period 2016-12-31
Equitable Financial Corp.
filed 2017-02-10
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Shares of the Registrant’s common stock, par value $0.01 per share, 3,477,227 issued and 3,390,702 outstanding as of February 10, 2017.

EQUITABLE FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	December 31, 2016	June 30, 2016
Assets
Cash and due from financial institutions	$4,467,747	$2,567,296
Interest-earning deposits	—	12,380,000
	4,467,747	14,947,296
Securities available-for-sale	1,466,399	664,755
Securities held-to-maturity	752,844	781,740
Federal Home Loan Bank stock, at cost	231,100	229,900
Loans, net of allowance for loan losses of $3,238,000 and $2,947,000, respectively	213,322,493	198,309,920
Premises and equipment, net	5,488,753	5,274,461
Foreclosed assets, net	461,847	461,847
Accrued interest receivable	1,335,961	1,147,467
Deferred taxes, net	1,431,007	1,416,093
Other assets	2,223,517	1,853,698

Total assets	$231,181,668	$225,087,177

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$25,880,529	$24,296,166
Interest-bearing deposits	162,392,981	162,666,186
	188,273,510	186,962,352
Federal funds purchased	3,008,000	—
Federal Home Loan Bank Borrowings	2,000,000	—
Advance payments from borrowers for taxes and insurance	440,676	387,166
Accrued interest payable and other liabilities	1,072,181	1,198,850
Total liabilities	194,794,367	188,548,368

Common stock in ESOP subject to contingent repurchase obligation	658,122	564,723

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized 3,477,227 shares issued and 3,390,702 and 3,477,157 shares outstanding at December 31, 2016 and June 30, 2016, respectively	33,907	34,771
Additional paid-in capital	26,013,927	26,844,426
Retained earnings	11,814,435	11,239,913
Unearned ESOP shares	(1,176,840)	(1,246,045)
Shares reserved for stock compensation	(274,957)	(338,332)
Accumulated other comprehensive income/(loss) net of tax	(23,171)	4,076
Reclassification of ESOP shares	(658,122)	(564,723)
Total stockholders’ equity	35,729,179	35,974,086

Total liabilities and stockholders’ equity	$231,181,668	$225,087,177

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Interest income:
Loans	$2,241,684	$2,035,329	$4,435,932	$4,113,552
Securities	10,353	21,007	19,083	60,966
Other	3,983	11,804	16,375	18,599
Total interest income	2,256,020	2,068,140	4,471,390	4,193,117

Interest expense:
Deposits	265,795	258,286	532,180	505,772
Other	624	209	762	444
Total interest expense	266,419	258,495	532,942	506,216

Net interest income	1,989,601	1,809,645	3,938,448	3,686,901
Provision for loan losses	169,109	84,401	321,873	157,345
Net interest income after provision for loan losses	1,820,492	1,725,244	3,616,575	3,529,556

Noninterest income:
Service charges on deposit accounts	150,372	138,077	317,568	285,456
Brokerage fee income	206,790	156,353	385,237	313,538
Gain on sale of loans	255,254	196,863	491,718	413,062
Other loan fees	72,455	72,073	151,303	139,568
Other income	36,431	48,782	68,301	73,284
Total noninterest income	721,302	612,148	1,414,127	1,224,908

Noninterest expense:
Salaries and employee benefits	1,129,214	1,072,049	2,313,000	2,263,748
Director and committee fees	40,393	38,592	80,785	81,050
Data processing fees	146,043	129,858	286,693	257,377
Occupancy and equipment	224,157	212,382	482,530	431,700
Regulatory fees and deposit insurance premium	29,582	48,124	83,199	99,763
Advertising and public relations	47,281	53,675	95,172	115,753
Insurance and bond premiums	23,820	23,912	47,744	51,764
Professional fees	140,415	152,337	257,733	327,634
Supplies, telephone and postage	71,875	68,737	132,090	135,965
Other expenses	157,831	159,568	327,053	297,581
Total noninterest expense	2,010,611	1,959,234	4,105,999	4,062,335

Income before income taxes	531,183	378,158	924,703	692,129

Income tax expense	(221,719)	(156,034)	(350,181)	(195,027)

Net income	$309,464	$222,124	$574,522	$497,102

Basic earnings per share	$0.09	$0.07	$0.17	$0.15
Diluted earnings per share	$0.09	$0.07	$0.17	$0.15

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the six months ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net income	$309,464	$222,124	$574,522	$497,102
Other comprehensive income:
Unrealized gain/(loss) on securities available-for-sale, net of tax	(26,089)	(1,428)	(27,247)	1,945
Comprehensive income	$283,375	$220,696	$547,275	$499,047

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended December 31, 2016

(Unaudited)

					Shares	Accumulated	Amount
					Reserved for	Other	Reclassified
	Common	Additional	Retained	Unearned	Stock	Comprehensive	on ESOP
	Stock	Paid-in Capital	Earnings	ESOP Shares	Compensation	Income	Shares	Total

Balance, June 30, 2016	$34,771	$26,844,426	$11,239,913	$(1,246,045)	$(338,332)	$4,076	$(564,723)	$35,974,086

Net Income			574,522					574,522
Other comprehensive loss						(27,247)		(27,247)
Release of 7,932 unearned ESOP shares		2,130		69,205				71,335
Stock compensation expense		(34,236)			63,375			29,139
Stock Buyback	(864)	(798,393)						(799,257)
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares							(93,399)	(93,399)

Balance, December 31, 2016	$33,907	$26,013,927	$11,814,435	$(1,176,840)	$(274,957)	$(23,171)	$(658,122)	$35,729,179

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	December 31, 2016	December 31, 2015
Cash Flows from Operating Activities:
Net income	$574,522	$497,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	167,890	173,977
Federal Home Loan Bank stock dividends	(1,200)	(1,600)
ESOP expense	71,335	39,290
Stock compensation expense	29,139	44,546
Amortization of deferred loan origination costs, net	259,989	219,645
Amortization of premiums and discounts	6,799	8,066
Gain on sale of loans	(491,718)	(413,062)
Loss on sale of foreclosed assets	—	9,728
Loss on disposal of premises and equipment	1,207	50,293
Provision for loan losses	321,873	157,345
Deferred taxes	(878)	124,994
Loans originated for sale	(19,126,779)	(16,110,552)
Proceeds from sale of loans	19,376,441	16,420,589
Loss on investment in partnership	34,832	21,000
Changes in:
Accrued interest receivable	(188,494)	(30,420)
Other assets	(230,088)	(112,188)
Accrued interest payable and other liabilities	(141,669)	(627,614)
Net cash provided by operating activities	663,201	471,139

Cash Flows from Investing Activities:
Net change in loans	(15,511,942)	(11,694,276)
Proceeds from sale of foreclosed assets, net	—	3,000
Proceeds from maturity of time deposits with financial institutions	—	500,000
Securities available-for-sale:
Proceeds from calls and principal repayments	136,838	97,991
Purchases	(985,400)	(469,253)
Securities held-to-maturity:
Proceeds from calls and principal repayments	27,732	2,470,587
Purchase of premises and equipment	(383,389)	(85,046)
Net cash used in investing activities	(16,716,161)	(9,176,997)

(Continued)

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the six months ended
	December 31, 2016	December 31, 2015
Cash Flows from Financing Activities:
Net change in deposits	$1,311,158	$11,466,148
Net change in federal funds purchased	3,008,000	—
Proceeds from Federal Home Loan Bank borrowings	2,000,000	—
Net change in advance payments from borrowers for taxes and insurance	53,510	6,582
Stock Buyback	(799,257)	—
Purchase of ESOP Shares	—	(951,912)
Expenses and return of proceeds in advance of offering	—	(2,555,176)
Net cash provided by financing activities	5,573,411	7,965,642

Decrease in cash and cash equivalents	(10,479,549)	(740,216)

Cash and Cash Equivalents:
Beginning	14,947,296	21,512,653

Ending	$4,467,747	$20,772,437

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$536,618	$504,042
Income taxes paid	$162,879	$145,156

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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory.  The purpose of this Update is to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Note 4.Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
U.S. Government-sponsored agencies securities	$985,693	$—	$(31,926)	$953,767
Residential mortgage-backed securities	515,814	—	(3,182)	512,632
	$1,501,507	$—	$(35,108)	$1,466,399

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$658,579	$6,176	$—	$664,755

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$152,183	$11,381	$—	$163,564
Municipal securities	600,661	—	(483)	600,178
	$752,844	$11,381	$(483)	$763,742

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$180,035	$15,281	$—	$195,316
Municipal securities	601,705	4,093	—	605,798
	$781,740	$19,374	$—	$801,114

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by U.S. Government sponsored agencies, local municipal securities and mortgage-backed securities securitized by the Government National Mortgage Association.

The contractual maturities of the residential mortgage-backed securities at December 31, 2016 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.  Approximately $985,000 of U.S. Government sponsored agency bonds will mature in the year ending June 30, 2023.

There were no sales of securities for the six months ended December 31, 2016 and 2015.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements. The Company has not recognized other-than-temporary impairment on any securities for the six months ended December 31, 2016 and 2015.

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

The Company’s portfolio segments are as follows:

•	Commercial
•	Agricultural
•	Residential real estate
•	Other

The Company’s classes of loans are as follows:

•	Commercial – operating

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

•	Commercial – real estate
•	Agricultural – operating
•	Agricultural – real estate
•	Residential real estate – 1-4 family
•	Residential real estate – home equity
•	Other – construction and land
•	Other – consumer

Loans are as follows:

	December 31, 2016	June 30, 2016
Commercial:
Operating	$17,483,861	$15,355,676
Real estate	70,692,064	67,698,929
Agricultural:
Operating	23,829,863	22,942,560
Real estate	29,837,096	24,965,541
Residential real estate:
1-4 family	42,573,310	40,309,797
Home equity	10,584,086	12,644,624
Other:
Construction and land	17,080,113	13,210,393
Consumer	3,865,950	3,566,917
Total loans	215,946,343	200,694,437

Deferred loan origination costs, net	614,150	562,483
Allowance for loan losses	(3,238,000)	(2,947,000)
	(2,623,850)	(2,384,517)

Loans, net	$213,322,493	$198,309,920

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

Changes in the allowance for loan losses, by portfolio segment are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended December 31, 2016
Balance, beginning	$1,393,510	$802,000	$617,000	$243,000	$3,055,510
Provision charged to expense	59,608	46,000	17,252	46,249	169,109
Recoveries	14,882	—	842	238	15,962
Loans charged off	—	—	(94)	(2,487)	(2,581)
Balance, ending	$1,468,000	$848,000	$635,000	$287,000	$3,238,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended December 31, 2015
Balance, beginning	$1,140,000	$726,000	$669,000	$149,000	$2,684,000
Provision charged to expense	36,906	22,000	2,775	22,720	84,401
Recoveries	49,358	—	225	1,002	50,585
Loans charged off	(1,264)	—	—	(722)	(1,986)
Balance, ending	$1,225,000	$748,000	$672,000	$172,000	$2,817,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the six months ended December 31, 2016
Balance, beginning	$1,337,000	$738,000	$655,000	$217,000	$2,947,000
Provision charged to expense	156,311	110,000	(20,973)	76,535	321,873
Recoveries	22,556	—	1,067	1,202	24,825
Loans charged off	(47,867)	—	(94)	(7,737)	(55,698)
Balance, ending	$1,468,000	848,000	635,000	287,000	$3,238,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the six months ended December 31, 2015
Balance, beginning	$1,124,000	$697,000	$644,000	$118,000	$2,583,000
Provision charged to expense	27,554	51,000	27,316	51,475	157,345
Recoveries	74,710	—	684	4,394	79,788
Loans charged off	(1,264)	—	—	(1,869)	(3,133)
Balance, ending	$1,225,000	748,000	672,000	172,000	$2,817,000

For commercial loans, agricultural loans, and construction and land loans the allowance for estimated losses on loans consists of specific and general components.

The specific component relates to loans that are classified as impaired, as defined below. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.

For commercial loans, agricultural loans, and construction and land loans, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a case-by-case basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The allowance for loan losses, by impairment evaluation and portfolio segment is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	December 31, 2016
Allowance for loans individually evaluated for impairment	$11,626	$13,857	$24,598	$—	$50,081
Allowance for loans collectively evaluated for impairment	1,456,374	834,143	610,402	287,000	3,187,919
	$1,468,000	$848,000	$635,000	$287,000	$3,238,000

Loans individually evaluated for impairment	$970,493	$873,661	$3,656,124	$25,623	$5,525,901
Loans collectively evaluated for impairment	87,205,432	52,793,298	49,501,272	20,920,440	210,420,442
	$88,175,925	$53,666,959	$53,157,396	$20,946,063	$215,946,343

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	June 30, 2016
Allowance for loans individually evaluated for impairment	$34,975	$—	$17,828	$—	$52,803
Allowance for loans collectively evaluated for impairment	1,302,025	738,000	637,172	217,000	2,894,197
	$1,337,000	$738,000	$655,000	$217,000	$2,947,000

Loans individually evaluated for impairment	$227,824	$885,757	$3,726,602	$3,194	$4,843,377
Loans collectively evaluated for impairment	82,826,781	47,022,344	49,227,819	16,774,116	195,851,060
	$83,054,605	$47,908,101	$52,954,421	$16,777,310	$200,694,437

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

For all classes of loans, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•	The loan is current, and all principal and interest amounts contractually due have been made
•	The loan is well secured and in the process of collection
•	Prospects for future principal and interest payments are not in doubt

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	December 31, 2016
Classes of loans:
Commercial:
Operating	$17,360,973	$37,061	$85,827	$—	$17,483,861	$114,735
Real estate	69,851,952	801,888	—	38,224	70,692,064	708,695
Agricultural:
Operating	23,829,863	—	—	—	23,829,863	6,848
Real estate	29,837,096	—	—	—	29,837,096	836,509
Residential real estate:
1-4 family	41,268,998	644,411	625,437	34,464	42,573,310	704,394
Home equity	10,556,417	—	9,996	17,673	10,584,086	38,486
Other:
Construction and land	16,851,230	228,883	—	—	17,080,113	—
Consumer	3,860,203	5,747	—	—	3,865,950	2,542
	$213,416,732	$1,717,990	$721,260	$90,361	$215,946,343	$2,412,209

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	June 30, 2016
Classes of loans:
Commercial:
Operating	$15,256,328	$99,348	$—	$—	$15,355,676	$97,294
Real estate	67,606,842	—	—	92,087	67,698,929	92,087
Agricultural:
Operating	22,318,246	624,314	—	—	22,942,560	6,848
Real estate	24,965,541	—	—	—	24,965,541	877,909
Residential real estate:
1-4 family	38,428,793	1,823,353	23,736	33,915	40,309,797	688,454
Home equity	12,644,624	—	—	—	12,644,624	29,807
Other:
Construction and land	13,210,393	—	—	—	13,210,393	—
Consumer	3,563,221	1,294	—	2,402	3,566,917	7,248
	$197,993,988	$2,548,309	$23,736	$128,404	$200,694,437	$1,799,647

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

For commercial, agricultural and construction and land loans or credit relationships with aggregate exposure greater than $250,000, a loan review is required within 12 months of the most recent credit review. The reviews are completed in enough detail to, at a minimum, validate the risk rating. Additionally, the reviews shall determine whether any documentation exceptions exist, appropriate written analysis is included in the loan file, and whether credit policies have been properly adhered to.

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of:

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	December 31, 2016
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$604,225	$326,045	$—	$930,270
Good Quality (rating 2)	214,078	6,899,308	6,173,404	3,937,872	2,882,261	20,106,923
Acceptable Quality (rating 3)	8,301,675	32,586,766	7,128,873	15,428,309	8,163,286	71,608,909
Fair Quality (rating 4)	8,779,440	28,308,128	7,940,517	9,293,361	6,034,566	60,356,012
Special Mention (rating 5)	—	—	1,960,692	—	—	1,960,692
Substandard (rating 6)	188,668	2,897,862	22,152	851,509	—	3,960,191
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$17,483,861	$70,692,064	$23,829,863	$29,837,096	$17,080,113	$158,922,997

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	June 30, 2016
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$484,813	$348,011	$—	$832,824
Good Quality (rating 2)	213,824	4,923,002	5,510,208	6,173,479	1,993,567	18,814,080
Acceptable Quality (rating 3)	7,732,341	33,606,696	5,992,063	9,729,301	6,675,761	63,736,162
Fair Quality (rating 4)	7,294,630	28,578,771	9,604,176	7,836,841	4,541,065	57,855,483
Special Mention (rating 5)	—	—	829,738	—	—	829,738
Substandard (rating 6)	114,881	590,460	521,562	877,909	—	2,104,812
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$15,355,676	$67,698,929	$22,942,560	$24,965,541	$13,210,393	$144,173,099

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	December 31, 2016
Delinquency status*:
Performing	$41,077,291	$10,545,599	$3,857,661	$55,480,551
Nonperforming	1,496,019	38,487	8,289	1,542,795
	$42,573,310	$10,584,086	$3,865,950	$57,023,346

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	June 30, 2016
Delinquency status*:
Performing	$37,832,838	$12,614,817	$3,558,375	$54,006,030
Nonperforming	2,476,959	29,807	8,542	2,515,308
	$40,309,797	$12,644,624	$3,566,917	$56,521,338

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

*Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At December 31, 2016 and June 30, 2016, the Company had no loans greater than 90 days past due and still accruing.

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
	December 31, 2016
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$206,058	$203,635	$—
Real estate	670,629	670,471	—
Agricultural:
Operating	22,566	22,152	—
Real estate	428,260	380,453	—
Residential real estate:
1-4 family	3,081,233	3,067,135	—
Home equity	8,731	8,716	—
Other:
Consumer	26,389	25,623	—
	4,443,866	4,378,185	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	58,444	58,163	4,910
Real estate	48,046	38,224	6,716
Agricultural:
Real estate	497,224	471,056	13,857
Residential real estate:
1-4 family	576,891	562,600	23,692
Home equity	17,964	17,673	906
	1,198,569	1,147,716	50,081

Total impaired loans:
Commercial:
Operating	264,502	261,798	4,910
Real estate	718,675	708,695	6,716
Agricultural:
Operating	22,566	22,152	—
Real estate	925,484	851,509	13,857
Residential real estate:
1-4 family	3,658,124	3,629,735	23,692
Home equity	26,695	26,389	906
Other:
Consumer	26,389	25,623	—
	$5,642,435	$5,525,901	$50,081

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans, for which no allowance has been provided as of December 31, 2016 and June 30, 2016, have adequate collateral, based on management’s current estimates.

	For the three months ended
	December 31, 2016		December 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$190,581	$2,611	$275,575	$4,445
Real estate	335,315	2,375	182,423	—
Agricultural:
Operating	48,507	3,328	8,396	108
Real estate	432,437	135	868,712	13,054
Residential real estate:
1-4 family	3,103,372	36,162	4,053,483	63,044
Home equity	8,936	150	61,772	983
Other:
Consumer	27,440	270	10,571	90
	4,146,588	45,031	5,460,932	81,724

Impaired loans with specific allowance recorded:
Commercial:
Operating	59,569	606	288,647	574
Real estate	47,765	—	—	—
Agricultural:
Operating	—	—	208,128	14,843
Real estate	493,981	—	—	—
Residential real estate:
1-4 family	577,070	3,551	—	—
Home equity	17,944	156	20,218	196
	1,196,329	4,313	516,993	15,613

Total impaired loans:
Commercial:
Operating	250,150	3,217	564,222	5,019
Real estate	383,080	2,375	182,423	—
Agricultural:
Operating	48,507	3,328	216,524	14,951
Real estate	926,418	135	868,712	13,054
Residential real estate:
1-4 family	3,680,442	39,713	4,053,483	63,044
Home equity	26,880	306	81,990	1,179
Other:
Consumer	27,440	270	10,571	90
	$5,342,917	$49,344	$5,977,925	$97,337

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	For the six months ended
	December 31, 2016		December 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$178,100	$4,115	$276,207	$7,130
Real estate	335,315	2,375	183,969	2,331
Agricultural:
Operating	47,927	3,328	9,043	234
Real estate	442,515	363	856,291	14,233
Residential real estate:
1-4 family	3,116,634	75,183	4,032,597	112,943
Home equity	9,137	309	62,416	2,092
Other:
Consumer	27,972	642	11,351	265
	4,157,600	86,315	5,431,874	139,228

Impaired loans with specific allowance recorded:
Commercial:
Operating	53,373	1,122	287,802	1,799
Real estate	47,489	—	—	—
Agricultural:
Operating	—	—	212,537	14,843
Real estate	490,390	—	—	—
Residential real estate:
1-4 family	576,135	5,759	—	—
Home equity	17,923	388	20,178	840
	1,185,310	7,269	520,517	17,482

Total impaired loans:
Commercial:
Operating	231,473	5,237	564,009	8,929
Real estate	382,804	2,375	183,969	2,331
Agricultural:
Operating	47,927	3,328	221,580	15,077
Real estate	932,905	363	856,291	14,233
Residential real estate:
1-4 family	3,692,769	80,942	4,032,597	112,943
Home equity	27,060	697	82,594	2,932
Other:
Consumer	27,972	642	11,351	265
	$5,342,910	$93,584	$5,952,391	$156,710

The Company's troubled debt restructuring as of December 31, 2016 and June 30, 2016 were not material to the consolidated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.Borrowings

Our borrowings consist primarily of advances from Federal home Loan Bank of Topeka.   At December 31, 2016, we had access to additional Federal Home Loan Bank advances up to $40.3 million. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

The following table sets forth information concerning balances and interest rates on our advances at December 31, 2016.  At and during the period ended December 31, 2015 there were no advances outstanding.

At or For the
Six Months Ended
December 31, 2016
(Dollars in thousands)
Federal Home Loan Bank Advances:
Maximum outstanding at any month end	$2,000
Balance at the end of period	2,000
Average balance during period	666
Weighted average interest rate at the end of period	0.72%
Weighted average interest rate during period	0.72%

Note 7.Regulatory Matters

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of December 31, 2016, that the Bank meets all capital adequacy requirements to which it is subject.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2016
Total capital (to risk-weighted assets)	$29,945	13.9%	$17,227	8.0%	$21,534	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	27,245	12.7%	9,690	4.5%	13,997	6.5%
Tier 1 (core) capital (to risk-weighted assets)	27,245	12.7%	12,920	6.0%	17,227	8.0%
Tier 1 (core) capital (to adjusted total assets)	27,245	12.0%	9,108	4.0%	11,384	5.0%

June 30, 2016
Total capital (to risk-weighted assets)	$28,977	14.7%	$15,805	8.0%	$19,757	10.0%
Common equity Tier 1 capital (to risk-weighted	26,500	13.4%	8,891	4.5%	12,842	6.5%
Tier 1 (core) capital (to risk-weighted assets)	26,500	13.4%	11,854	6.0%	15,805	8.0%
Tier 1 (core) capital (to adjusted total assets)	26,500	11.6%	9,114	4.0%	11,393	5.0%

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

Note 8.Employee Benefit Plan

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  Contributions were made of $56,532 and $44,138 for the six months ended December 31, 2016 and 2015.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The ESOP has a plan year-end of December 31.  The Company recorded compensation expense of $71,335 and $39,290 for the six months ended December 31, 2016 and 2015, respectively.

Shares held by the ESOP were as follows:

	December 31, 2016	June 30, 2016
Allocated shares	70,244	71,803
Shares allocated to be released	15,864	7,932
Unearned ESOP shares	142,768	150,700

Total ESOP shares	228,876	230,435

Fair value of unearned ESOP shares	$1,413,403	$1,252,317

Fair value of allocated shares subject to repurchase obligation	$658,122	$564,723

The Company approved the Equitable Financial Corp. 2006 Equity Incentive Plan (“2006 Plan”) in November 2006 and the Equitable Financial Corp. 2016 Equity Incentive Plan (“2016 Plan”) in November 2016. Both plans provide for awards of stock options and restricted stock to officers, employees and directors.  The cost of the plan is based on the fair value of the awards at the grant date.  The fair value of stock is based on the closing price of the Company’s stock on the grant date.  The cost of the awards are being recognized over the five-year vesting periods during which participants are required to provide services in exchange for the awards.  As of December 31, 2016 the 2006 plan has terminated.

The maximum number of shares authorized under the 2016 Plan is 198,316 stock options and 79,326 shares of restricted stock to employees and directors.  As of December 31, 2016 no stock options or restricted stock have been awarded.

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Stock	Grant Date
	Awards	Fair Value

Non-vested at July 1, 2015	43,094	4.02
Conversion for stock offering	3,907	—
Granted	4,900	8.53
Vested	(6,297)	4.93
Non-vested at December 31, 2015	45,604	4.02

Non-vested at July 1, 2016	39,281	4.32
Vested	(7,294)	5.40
Non-vested at December 31, 2016	31,987	4.32

Note 9.Earnings per Share

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the six months ended December 31, 2016 and 2015:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Weighted average common shares outstanding	3,284,562	3,261,989	3,286,340	3,258,318
Net income available to common stockholders	$309,464	$222,124	$574,522	$497,102
Basic earnings per share	$0.09	$0.07	$0.17	$0.15

The following table presents a reconciliation of the components used to compute diluted earnings per share for the six months ended December 31, 2016 and 2015:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Weighted average common shares outstanding	3,284,562	3,261,989	3,286,340	3,258,318
Weighted average of net additional shares from restricted stock awards	17,552	23,567	16,801	24,829
Weighted average number of shares outstanding	3,302,114	3,285,556	3,303,141	3,283,147

Net income available to common stockholders	$309,464	$222,124	$574,522	$497,102
Diluted earnings per share	$0.09	$0.07	$0.17	$0.15

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 10.Fair Value Measurements

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

There were no transfers between levels during the six months ended December 31, 2016, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at December 31, 2016.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at December 31, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$1,466,399	$—	$1,466,399	$—

Fair Value Measurement at June 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$664,755	$—	$664,755	$—

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

At December 31, 2016 and June 30, 2016 the fair value of impaired loans and foreclosed assets were immaterial.

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

Federal funds purchased — For federal funds purchased, the carrying value approximates fair value.  As of June 30, 2016 the Company did not have any federal funds purchased.

Federal Home Loan Bank borrowings — The estimated fair value of fixed rate advances from the FHLB is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics.  Adjustable rate advances’ carrying value approximates fair value.  As of June 30, 2016 the Company did not have any FHLB borrowings.

Accrued interest — The carrying amounts of accrued interest approximate fair value.

Off-balance sheet items — The fair value of off-balance-sheet items is based on current fees or cost that would be charged to enter into or terminate such arrangements.  There were not considered material and are not presented in the below tables.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
December 31, 2016	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$4,467,747	$4,468,000
Securities available-for-sale	See previous table	1,466,399	1,466,000
Securities held-to-maturity	Level 2	752,844	764,000
Federal Home Loan Bank stock	Level 1	231,100	231,000
Loans, net	Level 2	213,322,493	211,197,122
Accrued interest receivable	Level 1	1,335,961	1,336,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	25,880,529	25,881,000
Interest-bearing deposits	Level 2	162,392,981	166,145,649
Federal funds purchased	Level 1	3,008,000	3,008,000
Federal Home Loan Bank Borrowings	Level 2	2,000,000	2,000,000
Accrued interest payable and other liabilities	Level 1	1,072,181	1,072,000

	Fair Value	Carrying	Estimated
June 30, 2016	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$14,947,296	$14,947,000
Securities available-for-sale	See previous table	664,755	665,000
Securities held-to-maturity	Level 2	781,740	801,000
Federal Home Loan Bank stock	Level 1	229,900	230,000
Loans, net	Level 2	198,309,920	198,000,000
Accrued interest receivable	Level 1	1,147,467	1,147,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	24,296,166	24,296,000
Interest-bearing deposits	Level 2	162,666,186	170,276,000
Accrued interest payable and other liabilities	Level 1	1,198,850	1,199,000

Note 11.Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income components were as follows:

	December 31, 2016	June 30, 2016
Unrealized holding gains/(losses) on securities available-for-sale	$(35,108)	$6,176
Tax expense	11,937	(2,100)

	$(23,171)	$4,076

Note 12.Income Taxes

	Three months ended
	December 31, 2016	December 31, 2015
Provision computed at the statutory federal tax rate	$(180,602)	$(128,574)
State income taxes, net of federal tax	(15,715)	(12,726)
Release of unearned EOSP shares and stock awards	2,355	6,537
Nondeductible expenses	(2,066)	(2,212)
Other	(25,691)	(19,059)
	$(221,719)	$(156,034)

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Six months ended
	December 31, 2016	December 31, 2015
Provision computed at the statutory federal tax rate	$(314,399)	$(235,324)
State income taxes, net of federal tax	(27,755)	(24,712)
Release of unearned EOSP shares and stock awards	5,547	8,483
Nondeductible expenses	(3,714)	(4,202)
Valuation allowance adjustment	—	79,000
Other	(9,860)	(18,272)
	$(350,181)	$(195,027)

Note 13.Stock Buyback

The Company announced a stock repurchase plan on October 7, 2016 whereby the Company could repurchase up to 173,857 shares of its common stock, or approximately 5% of the then current outstanding shares.  There were 86,455 shares of the Company’s common stock repurchased by the Company during the six months ended December 31, 2016, and there were 87,402 shares yet to be repurchased under the plan as of December 31, 2016.

The following table provides information regarding the Company’s purchase of its common stock during the six months ended December 31, 2016:

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
10/1/16 - 10/31/16	—	$—	—	173,857
11/1/16 - 11/30/16	60,000	9.07	60,000	113,857
12/1/16 - 12/31/16	26,455	9.57	86,455	87,402
Total	86,455	$9.22	86,455

Note

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at December 31, 2016 and for the three and six months ended December 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.  All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

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

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Assets.  Total assets at December 31, 2016 were $231.2 million, an increase of $6.1 million, or 2.7%, from $225.1 million at June 30, 2016.  This increase is primarily due to an increase in securities available-for-sale and net loans.  Securities available-for-sale increased $801,000, or 120.5% to $1.5 million at December 31, 2016 from $665,000 at June 30, 2016.  This increase was related to the purchase of one security.  Net loans increased $15.0 million, or 7.6%, to $213.3 million at December 31, 2016 from $198.3 million at June 30, 2016.  These increases were offset by a decrease in cash of $10.4 million, or 69.8%, to $4.5 million at December 31, 2016 from $14.9 million at June 30, 2016.  This decrease was a result of deploying cash to fund securities purchased  and loans advanced.

Nonperforming Assets and Allowance for Loan Losses.  We had non-performing assets of $2.9 million, or 1.3% of total assets as of December 31, 2016 and $2.3 million, or 1.0% of total assets as of June 30, 2016.  The allowance for loan losses totaled $3.2 million at December 31, 2016 and $2.9 million at June 30, 2016.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.5% at December 31, 2016 and June 30, 2016.  The allowance for loan losses to non-performing loans was 110.3% at December 31, 2016 and 126.1% at June 30, 2016.

Deposits. Total deposits increased $1.3 million, or 0.7%, to $188.3 million at December 31, 2016 from $187.0 million at June 30, 2016.  The increase in total deposits was primarily attributable to a $1.6 million increase in noninterest-bearing demand accounts.

Stockholders’ Equity. Total stockholder’s equity decreased $245,000, or 0.7% to $35.7 million at December 31, 2016 from $36.0 million at June 30, 2016.  The decrease was a result of the stock buyback.  The decrease, offset in part by the net income earned during the six months ended December 31, 2016.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015

General. Net income for the three months ended December 31, 2016 was $309,000. This represented an increase of $87,000, or 39.2%, from net income of $222,000 for the three months ended December 31, 2015.

Interest Income. Total interest income for the three months ended December 31, 2016 increased $188,000, or 9.0%, to $2.3 million, from $2.1 million for the three months ended December 31, 2015.  The increase in interest income was due to an increase in interest income in loans, partially offset by a decrease in interest income on securities and other interest income.

Interest income from loans increased $207,000, or 10.2%, to $2.2 million for the three months ended December 31, 2016 from $2.0 million for the three months ended December 31, 2015.  The increase in interest income from loans was due primarily to an increase of $23.3 million in average loan balances.  Average loan balances were $210.4 million for the three months ended December 31, 2016 compared to $187.1 million for the three months ended December 31, 2015.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans decreased 9 basis points to 4.26% during the three months ended December 31, 2016 from 4.35% for the three months ended December 31, 2015.

Other interest income decreased $18,000, or 54.5%, to $15,000 for the three months ended December 31, 2016 from $33,000 for the three months ended December 31, 2015.  This decrease was primarily due to a decrease in average balances of interest-earning deposits and securities.

Interest Expense.   Interest expense increased $8,000, or 3.1%, to $266,000 for the three months ended December 31, 2016 from $258,000 for the three months ended December 31, 2015.  This increase was due to an increase in interest expense on deposit accounts from increased average balances.  Average balances for the three months ended December 31, 2016 were $163.7 million compared to $162.7 million for the three months ended December 31, 2015.

Net Interest Income. Net interest income increased $180,000, or 9.9%, to $2.0 million for the three months ended December 31, 2016 from $1.8 million for the three months ended December 31, 2015.  Average interest-earning assets were $215.5 million for the three months ended December 31, 2016 and $206.7 million for the three months ended December 31, 2015, while the average yield was 4.19% and 4.00% for the respective periods.  Our net interest spread increased 18 basis points for the three months ended December 31, 2016 to 3.55% from 3.37% for the three months ended

December 31, 2015. Our net interest margin increased 19 basis points to 3.69% for the three months ended December 31, 2016 from 3.50% for the three months ended December 31, 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 320 basis points to 130.3% for the three months ended December 31, 2016 from 127.1% for the three months ended December 31, 2015.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $169,000 and $84,000 for the three months ended December 31, 2016 and 2015, respectively.  The provision for loan losses for the three months ended December 31, 2016 and 2015 was primarily a result of loan growth.  The allowance for loan losses was $3.2 million, or 1.5% of loans outstanding at December 31, 2016 compared to $2.9 million, or 1.5% of loans outstanding at December 31, 2015.  The non-performing assets to total assets ratio at December 31, 2016 was 1.3% as compared to 1.0% at December 31, 2015.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2016 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $109,000, or 17.8% to $721,000 for the three months ended December 31, 2016 from $612,000 for the three months December 31, 2015.  Increases were recorded in service charges on deposit accounts, brokerage fee income, and gain on sale of loans.  Service charges on deposit accounts increased $12,000, or 8.7% to $150,000 for the three months ended December 31, 2016 from $138,000 for the three months ended December 31, 2015.  Brokerage fee income increased $51,000, or 32.7%, to $207,000 for the three months ended December 31, 2016 from $156,000 for the three months ended December 31, 2015.  Gain on sale of loans increased $58,000, or 29.4%, to $255,000 for the three months ended December 31, 2016 from $197,000 for the three months ended December 31, 2015.  These increases are attributable to increased activity.  Offsetting these increases was a decrease in other income of $13,000, or 26.5%, to $36,000 for the three months ended December 31, 2016 from $49,000 for the three months ended December 31, 2015.

Non-Interest Expense. Total non-interest expense was $2.0 million for the three months ended December 31, 2016 and 2015.  Increases were realized in salaries and employee benefits, directors and committee fees, data processing fees, occupancy and equipment, and supplies, telephone and postage.  Offsetting these increases was a decrease in regulatory fees and deposit insurance premiums, advertising and public relations, insurance and bond premiums, and professional fees.

Income Tax Expense. For the three months ended December 31, 2016, income tax expense was $222,000 compared to $156,000 for the three months ended December 31, 2015.  The effective tax rate for the three months December 31, 2016 was 41.8% compared to 41.2% for the three months ended December 31, 2015.

Comparison of Operating Results for the Six Months Ended December 31, 2016 and 2015

General. Net income for the six months ended December 31, 2016 was $575,000.  This represents an increase of $78,000, or 15.7%, from net income of $497,000 for the six months ended December 31, 2015.

Interest Income. Total interest income for the six months ended December 31, 2016 increased $278,000, or 6.6%, to $4.5 million for the six months ended December 31, 2016 from $4.2 million for the six months ended December 31, 2015.   This increase was attributable to an increase in loan interest income offset in part by a decrease in securities interest income.

Interest income from loans increased $323,000, or 7.9%, to $4.4 million for the six months ended December 31, 2016 from $4.1 million for the same period in 2015.  The increase in interest income from loans was due primarily to an increase of $22.4 million in average loan balances.  Average loan balances were $207.8 million for the six months ended December 31, 2016 compared to $185.4 million for the six months ended December 31, 2015.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans decreased 17 basis points to 4.27% during the six months ended December 31, 2016 from 4.44% for the six months ended December 31, 2015.

Other interest income decreased $45,000, or 56.3%, to $35,000 for the six months ended December 31, 2016 from $80,000 for the six months ended December 31, 2015.  This decrease was primarily due to a decrease in average balances of interest-earning deposits and securities.  The yield realized on securities also decreased.

Interest Expense.   Interest expense increased $27,000, or 5.3%, to $533,000 for the six months ended December 31, 2016 from $506,000 for the six months ended December 31, 2015.  This increase was due to an increase in interest expense on deposit accounts from increased average balances.  Average balances for the six months ended December 31, 2016 were $163.6 million compared to $156.2 million for the six months ended December 31, 2015.

Net Interest Income. Net interest income increased $251,000, or 6.8%, to $3.9 million for the six months ended December 31, 2016 from $3.7 million for the six months ended December 31, 2015.  Average interest-earning assets were $214.9 million for the six months ended December 31, 2016 and $202.1 million for the six months ended December 31, 2015, while the average yield was 4.16% and 4.15% for the respective periods.  Our net interest spread increased 1 basis point for the six months ended December 31, 2016 to 3.51% from 3.50% for the six months ended December 31, 2015. Our net interest margin increased 1 basis point to 3.66% for the six months ended December 31, 2016 from 3.65% for the six months ended December 31, 2015.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 130 basis points to 130.7% for the six months ended December 31, 2016 from 129.4% for the six months ended December 31, 2015.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $322,000 and $157,000 for the six months ended December 31, 2016 and 2015, respectively.  The provision for loan losses for the six months ended December 31, 2016 and 2015 was primarily a result of loan growth.  The allowance for loan losses was $3.2 million, or 1.5% of loans outstanding at December 31, 2016 compared to $2.9 million, or 1.5% of loans outstanding at December 31, 2015.  The non-performing assets to total assets ratio at December 31, 2016 was 1.2% as compared to 0.9% at December 31, 2015.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2016 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $189,000, or 15.4% to $1.4 million for the six months ended December 31, 2016 from $1.2 million for the six months December 31, 2015.  Increases were recorded in service charges on deposit accounts of $33,000, brokerage fee income of $71,000, gain on sale of loans of $79,000 and other loan fees of $11,000.  These increases were related to increased activity in all areas.

Non-Interest Expense. Total non-interest expense was $4.1 million in the six months ended December 31, 2016 and $4.1 million for the six months ended December 31, 2015.  Increases occurred in salaries and employee benefits, data processing fees, occupancy and equipment and other expenses.  Offsetting these increases were decreases in regulatory fees and deposit insurance premiums, advertising and public relations, insurance and bond premiums, and professional fees.

Income Tax Expense. For the six months ended December 31, 2016 income tax expense was $350,000 compared to $195,000 for the six months ended December 31, 2015.  The effective tax rate for the six months ended December 31, 2016 was 37.8% compared to 28.2% for the six months ended December 31, 2015.  During the six months ended December 31, 2015 a reversal of an income tax valuation allowance was recorded for $79,000.  This caused a decrease in the effective tax rate.  There was no such entry during the six months ended December 31, 2016.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended December 31,
	2016			2015
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$2,898	$4	0.55%	$16,977	$13	0.31%
Securities	1,943	10	2.06%	2,398	19	3.17%
Loans receivable	210,404	2,241	4.26%	187,143	2,035	4.35%
FHLB common stock	231	1	1.73%	228	1	1.75%
Total interest-earning assets	215,476	2,256	4.19%	206,746	2,068	4.00%
Total noninterest-earning assets	14,536			13,627
Total assets	$230,012			$220,373

Interest-bearing liabilities:
Savings accounts	$15,195	$9	0.24%	$17,332	$10	0.23%
NOW accounts	42,753	39	0.36%	42,517	43	0.40%
Money market accounts	64,294	118	0.73%	57,362	97	0.68%
Certificates of deposit	41,436	100	0.97%	45,453	108	0.95%
Total deposits	163,678	266	0.65%	162,664	258	0.63%
Federal funds purchased	1,003	—	0.00%	—	—	0.00%
FHLB advances	667	—	0.00%	—	—	0.00%
Total interest-bearing liabilities	165,348	266	0.64%	162,664	258	0.63%
Noninterest-bearing demand deposits - checking accounts	26,731			18,623
Other liabilities	1,682			7,342
Total liabilities	193,761			188,629

Stockholders' equity	36,251			31,744
Total liabilities and stockholders' equity	$230,012			$220,373

Net interest income		$1,990			$1,810
Net interest rate spread			3.55%			3.37%
Net interest-earning assets	$50,128			$44,082
Net interest margin			3.69%			3.50%
Average interest-earning assets to average interest-bearing liabilities			130.32%			127.10%

	For the Six Months Ended December 31,
	2016			2015
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$5,220	16	0.61%	$13,416	$21	0.31%
Securities	1,669	18	2.16%	3,098	57	3.68%
Loans receivable	207,780	4,436	4.27%	185,388	4,113	4.44%
FHLB common stock	230	1	0.87%	227	2	1.76%
Total interest-earning assets	214,899	4,471	4.16%	202,129	4,193	4.15%
Total noninterest-earning assets	13,849			14,033
Total assets	$228,748			$216,162

Interest-bearing liabilities:
Savings accounts	$15,153	$19	0.25%	$13,550	$16	0.24%
NOW accounts	42,630	81	0.38%	41,578	83	0.40%
Money market accounts	63,736	231	0.72%	54,901	186	0.68%
Certificates of deposit	42,096	202	0.96%	46,150	221	0.96%
Total deposits	163,615	533	0.65%	156,179	506	0.65%
Federal funds purchased	501	—	0.00%	—	—	—
FHLB advances	333	—	0.00%	—	—	—
Total interest-bearing liabilities	164,449	533	0.65%	156,179	506	0.65%
Noninterest-bearing demand deposits - checking accounts	26,385			22,131
Other liabilities	1,699			7,150
Total liabilities	192,533			185,460

Stockholders' equity	36,215			30,702
Total liabilities and stockholders' equity	$228,748			$216,162

Net interest income		$3,938			$3,687
Net interest rate spread			3.51%			3.50%
Net interest-earning assets	$50,450			$45,950
Net interest margin			3.66%			3.65%
Average interest-earning assets to average interest-bearing liabilities			130.68%			129.42%

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

	Three Months Ended			Six Months Ended
	December 31, 2016 vs. 2015			December 31, 2016 vs. 2015
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$(15)	$6	$(9)	$(18)	$13	$(5)
Securities	(3)	(6)	(9)	(20)	(19)	(39)
FHLB Stock	—	—	—	—	(1)	(1)
Loans receivable	249	(43)	206	485	(162)	323
Total interest-earning assets	231	(43)	188	447	(169)	278

Interest-bearing liabilities:
Savings accounts	(1)	—	(1)	3	—	3
NOW accounts	1	(5)	(4)	2	(4)	(2)
Money market accounts	13	8	21	33	12	45
Certificates of deposit	(9)	1	(8)	(19)	—	(19)
Total interest-bearing liabilities	4	4	8	19	8	27

Change in net interest income	$227	$(47)	$180	$428	$(177)	$251

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Liquid assets, which include cash and cash equivalents and securities available-for-sale, totaled $5.9 million, or 2.6% of total assets at December 31, 2016, as compared to $15.6 million, or 6.9% of total assets, at June 30, 2016.   We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the FHLB of Topeka and Midwest Independent Bank amounted to $240,000 at December 31, 2016 and $12.4 million at June 30, 2016.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $663,000 and $471,000 for the six months ended December 31, 2016 and 2015, respectively.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, was $16.7 million and $9.2 million for the six months ended December 31, 2016 and 2015, respectively.  The Company purchased $985,000 and $469,000 of securities classified as available-for-sale during the six months ended December 31, 2016 and 2015, respectively.  For the six months ended December 31, 2016, net cash provided by financing activities was $5.6 million and $8.0 million for the six months ended December 31, 2016 and 2015, respectively.

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

For the six months ended December 31, 2016, we did not engage in any off-balance sheet transactions, other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

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

Item 4.Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

At December 31, 2016, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A.Risk Factors.

This item is not applicable because we are a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c) The following table sets forth information concerning purchases made by the Company of its common stock for each month in the quarter end December 31, 2016:

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
10/1/16 - 10/31/16	—	$—	—	173,857
11/1/16 - 11/30/16	60,000	9.07	60,000	113,857
12/1/16 - 12/31/16	26,455	9.57	86,455	87,402
Total	86,455	$9.22	86,455

The Company announced a stock repurchase plan on October 7, 2016 whereby the Company can repurchase up to 173,857 shares of its common stock, or approximately 5% of the then current outstanding shares.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: February 10, 2017	By:	/s/ Thomas E. Gdowski
Thomas E. Gdowski
President and CEO

Dated: February 10, 2017	By:	/s/ Darcy M. Ray
Darcy M. Ray
CFO

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion and Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.