Form 10-Q
period 2017-03-31
Equitable Financial Corp.
filed 2017-05-12
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

Shares of the Registrant’s common stock, par value $0.01 per share,  3,431,963 issued and outstanding as of May 11, 2017.

EQUITABLE FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2017	June 30, 2016
Assets
Cash and due from financial institutions	$4,830,944	$2,567,296
Interest-earning deposits	2,576,000	12,380,000
	7,406,944	14,947,296
Securities available-for-sale	1,433,716	664,755
Securities held-to-maturity	744,640	781,740
Federal Home Loan Bank stock, at cost	231,700	229,900
Loans, net of allowance for loan losses of $3,300,000 and $2,947,000, respectively	220,944,659	198,309,920
Premises and equipment, net	5,459,920	5,274,461
Foreclosed assets, net	223,200	461,847
Accrued interest receivable	1,233,302	1,147,467
Deferred taxes, net	1,495,039	1,416,093
Other assets	2,085,724	1,853,698

Total assets	$241,258,844	$225,087,177

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$28,414,452	$24,296,166
Interest-bearing deposits	174,473,915	162,666,186
	202,888,367	186,962,352
Advance payments from borrowers for taxes and insurance	445,546	387,166
Accrued interest payable and other liabilities	1,416,707	1,198,850
Total liabilities	204,750,620	188,548,368

Common stock in ESOP subject to contingent repurchase obligation	681,820	564,723

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized 3,431,963 and 3,477,157 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	34,320	34,771
Additional paid-in capital	26,405,683	26,844,426
Retained earnings	12,089,781	11,239,913
Unearned ESOP shares	(1,142,270)	(1,246,045)
Shares reserved for stock compensation	(861,060)	(338,332)
Accumulated other comprehensive income/(loss) net of tax	(18,230)	4,076
Reclassification of ESOP shares	(681,820)	(564,723)
Total stockholders’ equity	35,826,404	35,974,086

Total liabilities and stockholders’ equity	$241,258,844	$225,087,177

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Interest income:
Loans	$2,301,482	$2,012,359	$6,737,414	$6,125,911
Securities	13,417	9,797	32,500	70,763
Other	5,329	30,788	21,704	49,387
Total interest income	2,320,228	2,052,944	6,791,618	6,246,061

Interest expense:
Deposits	281,285	271,490	813,465	777,262
Federal Home Loan Bank borrowings	1,011	—	1,011	—
Other	595	186	1,357	630
Total interest expense	282,891	271,676	815,833	777,892

Net interest income	2,037,337	1,781,268	5,975,785	5,468,169
Provision for loan losses	60,830	2,023	382,703	159,368
Net interest income after provision for loan losses	1,976,507	1,779,245	5,593,082	5,308,801

Noninterest income:
Service charges on deposit accounts	150,976	149,571	468,544	435,027
Brokerage fee income	160,542	147,257	545,779	460,795
Gain on sale of loans	103,721	151,618	595,439	564,680
Other loan fees	57,644	66,672	208,947	206,240
Other income	38,930	29,119	107,231	102,403
Total noninterest income	511,813	544,237	1,925,940	1,769,145

Noninterest expense:
Salaries and employee benefits	1,225,488	1,093,182	3,538,488	3,356,930
Director and committee fees	41,557	39,192	122,342	120,242
Data processing fees	146,346	142,544	433,039	399,921
Occupancy and equipment	247,386	224,508	729,916	656,208
Regulatory fees and deposit insurance premium	42,804	52,926	126,003	152,689
Advertising and public relations	58,207	56,639	153,379	172,392
Insurance and bond premiums	23,860	23,642	71,604	75,406
Professional fees	53,198	71,329	310,931	398,963
Supplies, telephone and postage	75,480	67,173	207,570	203,138
Other expenses	160,028	154,852	487,081	452,433
Total noninterest expense	2,074,354	1,925,987	6,180,353	5,988,322

Income before income taxes	413,966	397,495	1,338,669	1,089,624

Income tax expense	(138,620)	(155,001)	(488,801)	(350,028)

Net income	$275,346	$242,494	$849,868	$739,596

Basic earnings per share	$0.08	$0.07	$0.26	$0.23
Diluted earnings per share	$0.08	$0.07	$0.25	$0.23

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Net income	$275,346	$242,494	$849,868	$739,596
Other comprehensive income/(loss):
Unrealized gain/(loss) on securities available-for-sale, net of tax	4,941	4,086	(22,306)	6,031
Comprehensive income	$280,287	$246,580	$827,562	$745,627

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended March 31, 2017

(Unaudited)

					Shares	Accumulated	Amount
					Reserved for	Other	Reclassified
	Common	Additional	Retained	Unearned	Stock	Comprehensive	on ESOP
	Stock	Paid-in Capital	Earnings	ESOP Shares	Compensation	Income	Shares	Total

Balance, June 30, 2016	$34,771	$26,844,426	$11,239,913	$(1,246,045)	$(338,332)	$4,076	$(564,723)	$35,974,086

Net Income			849,868					849,868
Other comprehensive loss						(22,306)		(22,306)
Release of 11,894 unearned ESOP shares		7,840		103,775				111,615
Stock compensation expense		(47,835)			105,536			57,701
Equity Incentive Plan stock issued	635	627,629			(628,264)			-
Stock Buyback	(1,086)	(1,026,377)						(1,027,463)
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares							(117,097)	(117,097)

Balance, March 31, 2017	$34,320	$26,405,683	$12,089,781	$(1,142,270)	$(861,060)	$(18,230)	$(681,820)	$35,826,404

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31, 2017	March 31, 2016
Cash Flows from Operating Activities:
Net income	$849,868	$739,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	254,167	260,212
Federal Home Loan Bank stock dividends	(1,800)	(2,400)
ESOP expense	111,615	72,697
Stock compensation expense	57,701	59,116
Amortization of deferred loan origination costs, net	369,661	345,516
Amortization of premiums and discounts	8,641	12,114
Gain on sale of loans	(595,439)	(564,680)
(Gain)/Loss on sale of foreclosed assets	(4,579)	11,008
Loss on disposal of premises and equipment	—	50,293
Provision for loan losses	382,703	159,368
Deferred taxes	(67,456)	244,109
Loans originated for sale	(23,044,937)	(21,413,781)
Proceeds from sale of loans	23,355,172	18,410,861
Loss on investment in partnership	34,859	28,500
Changes in:
Accrued interest receivable	(85,835)	(82,064)
Other assets	(50,217)	(12,260)
Accrued interest payable and other liabilities	202,857	170,328
Net cash provided/(used) by operating activities	1,776,981	(1,511,467)

Cash Flows from Investing Activities:
Net change in loans	(23,303,567)	(9,731,377)
Proceeds from sale of foreclosed assets, net	243,226	115,500
Proceeds from maturity of time deposits with financial institutions	—	500,000
Securities available-for-sale:
Proceeds from calls and principal repayments	175,728	153,027
Purchases	(985,400)	(469,253)
Securities held-to-maturity:
Proceeds from calls and principal repayments	35,374	2,481,550
Purchase of premises and equipment	(439,626)	(98,393)
Net cash used in investing activities	(24,274,265)	(7,048,946)

(Continued)

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the nine months ended
	March 31, 2017	March 31, 2016
Cash Flows from Financing Activities:
Net change in deposits	$15,926,015	$21,804,620
Proceeds from Federal Home Loan Bank borrowings	2,620,000	—
Repayments of Federal Home Loan Bank borrowings	(2,620,000)	—
Net change in advance payments from borrowers for taxes and insurance	58,380	50,738
Stock Buyback	(1,027,463)	—
Purchase of ESOP Shares	—	(951,912)
Expenses and return of proceeds in advance of offering	—	(2,555,176)
Net cash provided by financing activities	14,956,932	18,348,270

Increase/(Decrease) in cash and cash equivalents	(7,540,352)	9,787,857

Cash and Cash Equivalents:
Beginning	14,947,296	21,512,653

Ending	$7,406,944	$31,300,510

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$816,262	$768,607
Income taxes paid	$162,879	$145,156

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

Note 3.New Accounting Pronouncements

In May 2014, the FASB issued Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is intended to provide robust framework for addressing revenue recognitition guidance related to contractual rights and obligations.  ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and is not expected to have a material impact on the Company’s condoliated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

In On February 25, 2016, the FASB issued ASU 2016-02, intended to improve financial reporting about leasing transactions. The ASU is effective for the Company with the interim period beginning January 1, 2019. We are currently evaluating the effect of this proposal to our financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other.  The purposes of this Update is to simplify how an entity is required to test goodwill for impairment.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05 Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets.  The purpose of this Update is to clarify the scope for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers and add guidance for partial sales of nonfinancing assets.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issues ASU 2017-08 Receivables – Nonrefundable Fees and Other Costs.  The purpose of this Update is to shorten the amortization period of certain callable debt securities held at a premium.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Note 4.Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2017	Cost	Gains	Losses	Fair Value
U.S. Government-sponsored agencies securities	$986,306	$—	$(27,274)	$959,032
Residential mortgage-backed securities	475,031	—	(347)	474,684
	$1,461,337	$—	$(27,621)	$1,433,716

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$658,579	$6,176	$—	$664,755

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2017	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$144,501	$11,208	$—	$155,709
Municipal securities	600,139	—	(155)	599,984
	$744,640	$11,208	$(155)	$755,693

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$180,035	$15,281	$—	$195,316
Municipal securities	601,705	4,093	—	605,798
	$781,740	$19,374	$—	$801,114

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by U.S. Government sponsored agencies, local municipal securities and mortgage-backed securities securitized by the Government National Mortgage Association.

The contractual maturities of the residential mortgage-backed securities at March 31, 2017 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.  Approximately $985,000 of U.S. Government sponsored agency bonds will mature in the year ending June 30, 2023.

There were no sales of securities for the nine months ended March 31, 2017 and 2016.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements. The Company has not recognized other-than-temporary impairment on any securities for the nine months ended March 31, 2017 and 2016.

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

The Company’s portfolio segments are as follows:

•	Commercial
•	Agricultural
•	Residential real estate

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

•	Other

The Company’s classes of loans are as follows:

•	Commercial – operating
•	Commercial – real estate
•	Agricultural – operating
•	Agricultural – real estate
•	Residential real estate – 1-4 family
•	Residential real estate – home equity
•	Other – construction and land
•	Other – consumer

Loans are as follows:

	March 31, 2017	June 30, 2016
Commercial:
Operating	$16,904,455	$15,355,676
Real estate	78,315,059	67,698,929
Agricultural:
Operating	22,612,056	22,942,560
Real estate	30,037,940	24,965,541
Residential real estate:
1-4 family	41,636,099	40,309,797
Home equity	11,171,511	12,644,624
Other:
Construction and land	19,161,346	13,210,393
Consumer	3,808,313	3,566,917
Total loans	223,646,779	200,694,437

Deferred loan origination costs, net	597,880	562,483
Allowance for loan losses	(3,300,000)	(2,947,000)
	(2,702,120)	(2,384,517)

Loans, net	$220,944,659	$198,309,920

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

Changes in the allowance for loan losses, by portfolio segment are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended March 31, 2017
Balance, beginning	$1,468,000	$848,000	$635,000	$287,000	$3,238,000
Provision charged to expense	53,020	(9,000)	(19,838)	36,648	60,830
Recoveries	980	—	932	1,402	3,314
Loans charged off	—	—	(94)	(2,050)	(2,144)
Balance, ending	$1,522,000	$839,000	$616,000	$323,000	$3,300,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended March 31, 2016
Balance, beginning	$1,225,000	$748,000	$672,000	$172,000	$2,817,000
Provision charged to expense	(14,121)	12,000	(7,675)	11,819	2,023
Recoveries	1,121	—	675	1,058	2,854
Loans charged off	—	—	—	(8,877)	(8,877)
Balance, ending	$1,212,000	$760,000	$665,000	$176,000	$2,813,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the nine months ended March 31, 2017
Balance, beginning	$1,337,000	$738,000	$655,000	$217,000	$2,947,000
Provision charged to expense	209,331	101,000	(40,812)	113,184	382,703
Recoveries	23,536	—	2,000	2,604	28,140
Loans charged off	(47,867)	—	(188)	(9,788)	(57,843)
Balance, ending	$1,522,000	839,000	616,000	323,000	$3,300,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the nine months ended March 31, 2016
Balance, beginning	$1,124,000	$697,000	$644,000	$118,000	$2,583,000
Provision charged to expense	13,433	63,000	19,641	63,294	159,368
Recoveries	75,831	—	1,359	5,452	82,642
Loans charged off	(1,264)	—	—	(10,746)	(12,010)
Balance, ending	$1,212,000	$760,000	$665,000	$176,000	$2,813,000

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

The allowance for loan losses, by impairment evaluation and portfolio segment is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	March 31, 2017
Allowance for loans individually evaluated for impairment	$10,884	$21,191	$26,354	$1,343	$59,772
Allowance for loans collectively evaluated for impairment	1,511,116	817,809	589,646	321,657	3,240,228
	$1,522,000	$839,000	$616,000	$323,000	$3,300,000

Loans individually evaluated for impairment	$950,007	$904,768	$3,415,882	$23,418	$5,294,075
Loans collectively evaluated for impairment	94,269,507	51,745,228	49,391,728	22,946,241	218,352,704
	$95,219,514	$52,649,996	$52,807,610	$22,969,659	$223,646,779

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	June 30, 2016
Allowance for loans individually evaluated for impairment	$34,975	$—	$17,828	$—	$52,803
Allowance for loans collectively evaluated for impairment	1,302,025	738,000	637,172	217,000	2,894,197
	$1,337,000	$738,000	$655,000	$217,000	$2,947,000

Loans individually evaluated for impairment	$227,824	$885,757	$3,726,602	$3,194	$4,843,377
Loans collectively evaluated for impairment	82,826,781	47,022,344	49,227,819	16,774,116	195,851,060
	$83,054,605	$47,908,101	$52,954,421	$16,777,310	$200,694,437

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

For all classes of loans, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•	The loan is current, and all principal and interest amounts contractually due have been made
•	The loan is well secured and in the process of collection
•	Prospects for future principal and interest payments are not in doubt

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	March 31, 2017
Classes of loans:
Commercial:
Operating	$16,882,591	$—	$21,864	$—	$16,904,455	$160,590
Real estate	78,234,228	—	42,607	38,224	78,315,059	692,720
Agricultural:
Operating	22,605,208	—	—	6,848	22,612,056	44,260
Real estate	29,211,431	—	—	826,509	30,037,940	841,509
Residential real estate:
1-4 family	41,379,209	23,046	—	233,844	41,636,099	697,559
Home equity	11,153,134	18,377	—	—	11,171,511	34,699
Other:
Construction and land	19,161,346	—	—	—	19,161,346	—
Consumer	3,803,153	176	4,984	—	3,808,313	23,418
	$222,430,300	$41,599	$69,455	$1,105,425	$223,646,779	$2,494,755

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	June 30, 2016
Classes of loans:
Commercial:
Operating	$15,256,328	$99,348	$—	$—	$15,355,676	$97,294
Real estate	67,606,842	—	—	92,087	67,698,929	92,087
Agricultural:
Operating	22,318,246	624,314	—	—	22,942,560	6,848
Real estate	24,965,541	—	—	—	24,965,541	877,909
Residential real estate:
1-4 family	38,428,793	1,823,353	23,736	33,915	40,309,797	688,454
Home equity	12,644,624	—	—	—	12,644,624	29,807
Other:
Construction and land	13,210,393	—	—	—	13,210,393	—
Consumer	3,563,221	1,294	—	2,402	3,566,917	7,248
	$197,993,988	$2,548,309	$23,736	$128,404	$200,694,437	$1,799,647

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

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of:

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	March 31, 2017
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$764,263	$326,045	$—	$1,090,308
Good Quality (rating 2)	200,639	6,739,080	3,816,673	2,953,291	2,870,445	16,580,128
Acceptable Quality (rating 3)	7,400,028	38,337,562	7,551,517	14,801,186	9,429,231	77,519,524
Fair Quality (rating 4)	9,101,485	30,335,575	9,534,145	11,115,909	6,861,670	66,948,784
Special Mention (rating 5)	—	—	342,234	—	—	342,234
Substandard (rating 6)	202,303	2,902,842	603,224	841,509	—	4,549,878
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$16,904,455	$78,315,059	$22,612,056	$30,037,940	$19,161,346	$167,030,856

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	June 30, 2016
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$484,813	$348,011	$—	$832,824
Good Quality (rating 2)	213,824	4,923,002	5,510,208	6,173,479	1,993,567	18,814,080
Acceptable Quality (rating 3)	7,732,341	33,606,696	5,992,063	9,729,301	6,675,761	63,736,162
Fair Quality (rating 4)	7,294,630	28,578,771	9,604,176	7,836,841	4,541,065	57,855,483
Special Mention (rating 5)	—	—	829,738	—	—	829,738
Substandard (rating 6)	114,881	590,460	521,562	877,909	—	2,104,812
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$15,355,676	$67,698,929	$22,942,560	$24,965,541	$13,210,393	$144,173,099

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	March 31, 2017
Delinquency status*:
Performing	$40,915,493	$11,134,736	$3,779,735	$55,829,964
Nonperforming	720,606	36,775	28,578	785,959
	$41,636,099	$11,171,511	$3,808,313	$56,615,923

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	June 30, 2016
Delinquency status*:
Performing	$37,832,838	$12,614,817	$3,558,375	$54,006,030
Nonperforming	2,476,959	29,807	8,542	2,515,308
	$40,309,797	$12,644,624	$3,566,917	$56,521,338

*Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At March 31, 2017 and June 30, 2016, the Company had no loans greater than 90 days past due and still accruing.

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
	March 31, 2017
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$195,801	$193,338	$—
Real estate	656,969	654,496	—
Agricultural:
Operating	26,426	25,848	—
Real estate	409,712	355,452	—
Residential real estate:
1-4 family	2,767,870	2,749,483	—
Home equity	8,309	8,296	—
Other:
Consumer	2,152	1,546	—
	4,067,239	3,988,459	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	64,522	63,949	2,596
Real estate	48,596	38,224	8,288
Agricultural:
Operating	37,804	37,411	2,297
Real estate	518,721	486,057	18,894
Residential real estate:
1-4 family	655,459	641,801	25,768
Home equity	16,440	16,302	586
Other:
Consumer	21,923	21,872	1,343
	1,363,465	1,305,616	59,772

Total impaired loans:
Commercial:
Operating	260,323	257,287	2,596
Real estate	705,565	692,720	8,288
Agricultural:
Operating	64,230	63,259	2,297
Real estate	928,433	841,509	18,894
Residential real estate:
1-4 family	3,423,329	3,391,284	25,768
Home equity	24,749	24,598	586
Other:
Consumer	24,075	23,418	1,343
	$5,430,704	$5,294,075	$59,772

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans, for which no allowance has been provided as of March 31, 2017 and June 30, 2016, have adequate collateral, based on management’s current estimates.

	For the three months ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$192,837	$3,125	$71,908	$585
Real estate	663,799	4,749	187,474	—
Agricultural:
Operating	16,903	125	7,079	105
Real estate	411,432	—	970,207	1,669
Residential real estate:
1-4 family	2,811,564	35,254	3,624,633	45,273
Home equity	8,520	141	60,648	1,000
Other:
Consumer	2,642	24	8,592	134
	4,107,697	43,418	4,930,541	48,766

Impaired loans with specific allowance recorded:
Commercial:
Operating	65,973	906	60,747	705
Real estate	48,321	—	237,966	—
Agricultural:
Operating	18,902	—	198,658	—
Real estate	515,527	230	—	—
Residential real estate:
1-4 family	661,611	9,955	345,848	4,634
Home equity	17,202	447	19,339	525
Other:
Consumer	22,947	378	—	—
	1,350,483	11,916	862,558	5,864

Total impaired loans:
Commercial:
Operating	258,810	4,031	132,655	1,290
Real estate	712,120	4,749	425,440	—
Agricultural:
Operating	35,805	125	205,737	105
Real estate	926,959	230	970,207	1,669
Residential real estate:
1-4 family	3,473,175	45,209	3,970,481	49,907
Home equity	25,722	588	79,987	1,525
Other:
Consumer	25,589	402	8,592	134
	$5,458,180	$55,334	$5,793,099	$54,630

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	For the nine months ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$164,025	$7,722	$53,766	$2,030
Real estate	328,484	7,124	187,636	2,331
Agricultural:
Operating	17,218	125	8,380	339
Real estate	425,722	—	856,736	15,902
Residential real estate:
1-4 family	2,733,003	100,579	3,628,569	153,553
Home equity	8,926	450	61,807	3,093
Other:
Consumer	3,780	144	9,831	399
	3,681,158	116,144	4,806,725	177,647

Impaired loans with specific allowance recorded:
Commercial:
Operating	60,770	2,028	62,616	2,856
Real estate	47,764	—	234,325	—
Agricultural:
Operating	37,804	—	203,386	14,843
Real estate	508,658	593	—	—
Residential real estate:
1-4 family	663,628	18,199	343,496	7,739
Home equity	17,161	835	19,221	1,366
Other:
Consumer	23,861	951	—	—
	1,359,646	22,606	863,044	26,804

Total impaired loans:
Commercial:
Operating	224,795	9,750	116,382	4,886
Real estate	376,248	7,124	421,961	2,331
Agricultural:
Operating	55,022	125	211,766	15,182
Real estate	934,380	593	856,736	15,902
Residential real estate:
1-4 family	3,396,631	118,778	3,972,065	161,292
Home equity	26,087	1,285	81,028	4,459
Other:
Consumer	27,641	1,095	9,831	399
	$5,040,804	$138,750	$5,669,769	$204,451

The Company's troubled debt restructuring as of March 31, 2017 and June 30, 2016 were not material to the consolidated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 6.Borrowings

Our borrowings consist primarily of advances from Federal Home Loan Bank of Topeka.  At March 31, 2017, we had access to Federal Home Loan Bank advances up to $39.5 million. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

The following table sets forth information concerning balances and interest rates on our advances at March 31, 2017.  At and during the period ended March 31, 2016 there were no advances outstanding.

At or For the
Nine Months Ended
March 31, 2017
(Dollars in thousands)
Federal Home Loan Bank Advances:
Maximum outstanding at any month end	$300,000
Balance at the end of period	—
Average balance during period	575,000
Weighted average interest rate at the end of period	0.75%
Weighted average interest rate during period	0.75%

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of March 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2017
Total capital (to risk-weighted assets)	$30,362	13.8%	$17,563	8.0%	$21,954	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	27,610	12.6%	9,879	4.5%	14,270	6.5%
Tier 1 (core) capital (to risk-weighted assets)	27,610	12.6%	13,172	6.0%	17,563	8.0%
Tier 1 (core) capital (to adjusted total assets)	27,610	11.8%	9,322	4.0%	11,653	5.0%

June 30, 2016
Total capital (to risk-weighted assets)	$28,977	14.7%	$15,805	8.0%	$19,757	10.0%
Common equity Tier 1 capital (to risk-weighted	26,500	13.4%	8,891	4.5%	12,842	6.5%
Tier 1 (core) capital (to risk-weighted assets)	26,500	13.4%	11,854	6.0%	15,805	8.0%
Tier 1 (core) capital (to adjusted total assets)	26,500	11.6%	9,114	4.0%	11,393	5.0%

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

Note 8.Employee Benefit Plan

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  Contributions were made of $88,548 and $71,366 for the nine months ended March 31, 2017 and 2016.

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

The ESOP has a plan year-end of December 31.  The Company recorded compensation expense of $111,615 and $72,697 for the nine months ended March 31, 2017 and 2016, respectively.

Shares held by the ESOP were as follows:

	March 31, 2017	June 30, 2016
Allocated shares	70,230	71,803
Shares allocated to be released	19,826	7,932
Unearned ESOP shares	138,806	150,700

Total ESOP shares	228,862	230,435

Fair value of unearned ESOP shares	$1,422,762	$1,252,317

Fair value of allocated shares subject to repurchase obligation	$681,820	$564,723

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

The maximum number of shares authorized under the 2016 Plan is 198,316 stock options and 79,326 shares of restricted stock to employees and directors.  As of March 31, 2017 158,653 stock options and 63,461 stock awards were awarded.

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Stock	Grant Date
	Awards	Fair Value

Non-vested at July 1, 2015	43,094	$4.02
Conversion for stock offering	3,907	—
Granted	4,900	8.53
Vested	(6,297)	4.93
Non-vested at March 31, 2016	45,604	$4.02

Non-vested at July 1, 2016	39,281	$4.32
Granted	63,461	9.90
Vested	(7,294)	5.40
Non-vested at March 31, 2017	95,448	$6.97

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the nine months ended March 31, 2017 and 2016:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Weighted average common shares outstanding	3,284,630	3,285,020	3,289,170	3,260,513
Net income available to common stockholders	$275,346	$242,494	$849,868	$739,596
Basic earnings per share	$0.08	$0.07	$0.26	$0.23

The following table presents a reconciliation of the components used to compute diluted earnings per share for the nine months ended March 31, 2017 and 2016:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Weighted average common shares outstanding	3,284,630	3,285,020	3,289,170	3,260,513
Weighted average of net additional shares from restricted stock awards	53,546	25,927	48,058	25,834
Weighted average number of shares outstanding	3,338,176	3,310,947	3,337,228	3,286,347

Net income available to common stockholders	$275,346	$242,494	$849,868	$739,596
Diluted earnings per share	$0.08	$0.07	$0.25	$0.23

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

There were no transfers between levels during the nine months ended March 31, 2017, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at March 31, 2017.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and June 30, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at March 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$1,433,716	$—	$1,433,716	$—

Fair Value Measurement at June 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$664,755	$—	$664,755	$—

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

At March 31, 2017 and June 30, 2016 the fair value of impaired loans and foreclosed assets were immaterial.

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

Federal funds purchased — For federal funds purchased, the carrying value approximates fair value.  As of March 31, 2017 and June 30, 2016 the Company did not have any federal funds purchased.

Federal Home Loan Bank borrowings — The estimated fair value of fixed rate advances from the FHLB is determined by discounting the future cash flows of existing advances using rates currently available on advances from the FHLB having similar characteristics.  Adjustable rate advances’ carrying value approximates fair value.  As of March 31, 2017 and June 30, 2016 the Company did not have any FHLB borrowings.

Accrued interest — The carrying amounts of accrued interest approximate fair value.

Off-balance sheet items — The fair value of off-balance-sheet items is based on current fees or cost that would be charged to enter into or terminate such arrangements.  There were not considered material and are not presented in the below tables.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
March 31, 2017	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$7,406,944	$7,407,000
Securities available-for-sale	See previous table	1,433,716	1,434,000
Securities held-to-maturity	Level 2	744,640	756,000
Federal Home Loan Bank stock	Level 1	231,700	232,000
Loans, net	Level 2	220,944,659	217,926,000
Accrued interest receivable	Level 1	1,233,302	1,233,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	28,414,452	28,414,000
Interest-bearing deposits	Level 2	174,473,915	178,969,000
Accrued interest payable and other liabilities	Level 1	1,416,707	1,417,000

	Fair Value	Carrying	Estimated
June 30, 2016	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$14,947,296	$14,947,000
Securities available-for-sale	See previous table	664,755	665,000
Securities held-to-maturity	Level 2	781,740	801,000
Federal Home Loan Bank stock	Level 1	229,900	230,000
Loans, net	Level 2	198,309,920	198,000,000
Accrued interest receivable	Level 1	1,147,467	1,147,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	24,296,166	24,296,000
Interest-bearing deposits	Level 2	162,666,186	170,276,000
Accrued interest payable and other liabilities	Level 1	1,198,850	1,199,000

Note 11.Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income components were as follows:

	March 31, 2017	June 30, 2016
Unrealized holding gains/(losses) on securities available-for-sale	$(27,621)	$6,176
Tax expense	9,391	(2,100)

	$(18,230)	$4,076

Note 12.Income Taxes

	Three months ended
	March 31, 2017	March 31, 2016
Provision computed at the statutory federal tax rate	$(140,748)	$(135,148)
State income taxes, net of federal tax	(11,264)	(11,125)
Release of unearned EOSP shares and stock awards	(1,834)	1,905
Nondeductible expenses	(2,161)	(1,522)
Other	17,387	(9,111)
	$(138,620)	$(155,001)

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Nine months ended
	March 31, 2017	March 31, 2016
Provision computed at the statutory federal tax rate	$(455,147)	$(370,472)
State income taxes, net of federal tax	(39,019)	(35,837)
Release of unearned EOSP shares and stock awards	3,713	10,388
Nondeductible expenses	(5,875)	(5,724)
Valuation allowance adjustment	—	79,000
Other	7,527	(27,383)
	$(488,801)	$(350,028)

Note 13.Stock Buyback

The Company announced a stock repurchase plan on October 7, 2016 whereby the Company could repurchase up to 173,857 shares of its common stock, or approximately 5% of the then current outstanding shares.  There were 108,655 shares of the Company’s common stock repurchased by the Company during the nine months ended March 31, 2017, and there were 65,202 shares yet to be repurchased under the plan as of March 31, 2017.

The following table provides information regarding the Company’s purchase of its common stock during the nine months ended March 31, 2017:

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
10/1/16 - 10/31/16	—	$—	—	173,857
11/1/16 - 11/30/16	60,000	9.07	60,000	113,857
12/1/16 - 12/31/16	26,455	9.57	86,455	87,402
01/1/17 - 01/31/17	—	—	86,455	87,402
02/1/17 - 02/28/17	—	—	86,455	87,402
03/1/17 - 03/31/17	22,200	10.25	108,655	65,202
Total	108,655	$9.43

Note

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at March 31, 2017 and for the three and nine months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.  All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

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

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Assets.  Total assets at March 31, 2017 were  $241.3 million, an increase of $16.2 million, or 7.2%, from $225.1 million at June 30, 2016.  This increase is primarily due to an increase in securities available-for-sale and net loans.  Securities available-for-sale increased $769,000, or 115.6% to $1.4 million at March 31, 2017 from $665,000 at June 30, 2016.  This increase was related to the purchase of one security.  Net loans increased $22.6 million, or 11.4%, to $220.9 million at March 31, 2017 from $198.3 million at June 30, 2016.  These increases were offset by a decrease in cash of $7.5 million, or 50.3%, to $7.4 million at March 31, 2017 from $14.9 million at June 30, 2016.  This decrease was a result of deploying cash to fund securities purchased  and loans advanced.

Nonperforming Assets and Allowance for Loan Losses.    We had non-performing assets of $2.7 million, or 1.1% of total assets as of March 31, 2017 and $2.3 million, or 1.0% of total assets as of June 30, 2016.  The allowance for loan losses totaled $3.3 million at March 31, 2017 and $2.9 million at June 30, 2016.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.5% at March 31, 2017 and June 30, 2016.  The allowance for loan losses to non-performing loans was 132.3% at March 31, 2017 and 163.7% at June 30, 2016.

Deposits. Total deposits increased $15.9 million, or 8.5%, to $202.9 million at March 31, 2017 from $187.0 million at June 30, 2016.  Noninterest-bearing deposits increased $4.1 million, or 16.9% to $28.4 million at March 31, 2017 from $24.3 million at June 30, 2016.  Interest-bearing deposits increased $11.8 million, or 7.3%, to $174.5 million at March 31, 2017 from $162.7 million at June 30, 2016.

Stockholders’ Equity. Total stockholder’s equity decreased $148,000, or 0.4% to $35.8 million at March 31, 2017 from $36.0 million at June 30, 2016.  The decrease was a result of the stock buyback.  The decrease was offset in part by the net income earned during the nine months ended March 31,  2017.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. Net income for the three months ended March 31, 2017 was $275,000.  This represented an increase of $33,000, or 13.6%, from net income of $242,000 for the three months ended March 31, 2016.

Interest Income. Total interest income for the three months ended March 31, 2017 increased $267,000, or 13.0%, to $2.3 million, from $2.1 million for the three months ended March 31, 2016.  The increase in interest income was due to an increase in interest income in loans, partially offset by a decrease in interest income on other interest income.

Interest income from loans increased $289,000, or 14.4%, to $2.3 million for the three months ended March 31, 2017 from $2.0 million for the three months ended March 31, 2016.  The increase in interest income from loans was due primarily to an increase of $29.6 million in average loan balances.  Average loan balances were $216.8 million for the three months ended March 31, 2017 compared to $187.2 million for the three months ended March 31, 2016.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans decreased 5 basis points to 4.25% during the three months ended March 31, 2017 from 4.30% for the three months ended March 31, 2016.

Other interest income decreased $22,000, or 53.7%, to $19,000 for the three months ended March 31, 2017 from $41,000 for the three months ended March 31, 2016.  This decrease was primarily due to a decrease in average balances of interest-earning deposits and securities.

Interest Expense.   Interest expense increased $11,000, or 4.0%, to $283,000 for the three months ended March 31, 2017 from $272,000 for the three months ended March 31, 2016.  This increase was due to an increase in interest cost on deposit accounts.  Cost of deposits was 66 basis points for the three months ended March 13, 2017 compared to 64 basis points for the three months ended March 31, 2016.

Net Interest Income. Net interest income increased $256,000, or 14.4%, to $2.0 million for the three months ended March 31, 2017 from $1.8 million for the three months ended March 31, 2016.  Average interest-earning assets were $220.8 million for the three months ended March 31, 2017 and $217.2 million for the three months ended March 31, 2016, while the average yield was 4.20% and 3.78% for the respective periods.  Our net interest spread increased 40 basis points for the three months ended March 31, 2017 to 3.54% from 3.14% for the three months ended March 31, 2016. Our net interest margin increased 41 basis points to 3.69% for the three months ended March 31, 2017 from 3.28% for the three months ended March 31, 2016.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 210 basis points to 129.8% for the three months ended March 31, 2017 from 127.7% for the three months ended March 31, 2016.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $61,000 and $2,000 for the three months ended March 31, 2017 and 2016, respectively.  The provision for loan losses for the three months ended March 31, 2017 and 2016 was primarily a result of loan growth.  The allowance for loan losses was $3.3 million, or 1.5% of loans outstanding at March 31, 2017 compared to $2.8 million, or 1.5% of loans outstanding at March 31, 2016.  The non-performing assets to total assets ratio at March 31, 2017 and 2016 was 1.1%.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2017 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income decreased $32,000, or 5.9% to $512,000 for the three months ended March 31, 2017 from $544,000 for the three months ended March 31, 2016.  We realized a decrease in revenue from the gain on sale of loans and other loan fees.   Gain on sale of loans decreased $48,000, or 31.6%, to $104,000 for the three months ended March 31, 2017 from $152,000 for the three months ended March 31, 2016.  Other loan fees decreased $9,000, or 13.4%, to $58,000 for the three months ended March 31, 2017 from $67,000 for the three months ended March 31, 2016.  These decreases were offset by increases in brokerage fee income and other income.  Brokerage fee income increased $14,000, or 9.5%, to $161,000 for the three months ended March 31, 2017 from $147,000 for the three months ended March 31, 2016. Other income increased $10,000, or 34.5%, to $39,000 for the three months ended March 31, 2017 from $29,000 for the three months ended March 31, 2016.

Non-Interest Expense. Total non-interest expense increased $148,000, or 7.7%, to $2.1 million for the three months ended March 31, 2017 from $1.9 million for the three months ended March 13, 2016.  Increases were realized in salaries and employee benefits, occupancy and equipment, and supplies, telephone, and postage.  Salaries and employee benefits increased $132,000, or 12.1%, to $1.2 million for the three months ended March 31, 2017 from $1.1 million for the three months ended March 31, 2016.  Occupancy and equipment increased $22,000, or 9.8%, to $247,000 for the three months ended March 31, 2017 from $225,000 for the three months ended March 31, 2016.  Supplies, telephone, and postage increased $8,000, or 11.9%, to $75,000 for the three months ended March 31, 2017 from $67,000 for the three months ended March 31, 2016.  These increases were offset by decreases in regulatory fees and deposit insurance premium and professional fees.  Regulatory fees and deposit insurance premiums decreased $10,000, or 18.9%, to $43,000 for the three months ended March 31, 2017 from $53,000 for the three months ended March 31, 2016.  Professional fees decreased $18,000, or 25.3%, to $53,000 for the three months ended March 31, 2017 from $71,000 for the three months ended March 31, 2016.

Income Tax Expense. For the three months ended March 31, 2017, income tax expense was $139,000 compared to $155,000 for the three months ended March 31, 2016.  The effective tax rate for the three months March 31, 2017 was 33.6% compared to 39.0% for the three months ended March 31, 2016.

Comparison of Operating Results for the Nine Months Ended March 31, 2017 and 2016

General. Net income for the nine months ended March 31, 2017 was $850,000.  This represents an increase of $110,000, or 14.9%, from net income of $740,000 for the nine months ended March 31, 2016.

Interest Income. Total interest income for the nine months ended March 31, 2017 increased $546,000, or 8.7%, to $6.8 million for the nine months ended March 31, 2017 from $6.2 million for the nine months ended March 31, 2016.   This increase was attributable to an increase in loan interest income offset in part by a decrease in other interest income.

Interest income from loans increased $611,000, or 10.0%, to $6.7 million for the nine months ended March 31, 2017 from $6.1 million for the same period in 2016.  The increase in interest income from loans was due primarily to an increase of $24.8 million in average loan balances.  Average loan balances were $210.8 million for the nine months ended March 31, 2017 compared to $186.0 million for the nine months ended March 31, 2016.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans decreased 13 basis points to 4.26% during the nine months ended March 31, 2017 from 4.39% for the nine months ended March 31, 2016.

Other interest income decreased $66,000, or 55.0%, to $54,000 for the nine months ended March 31, 2017 from $120,000 for the nine months ended March 31, 2016.  This decrease was primarily due to a decrease in average balances of interest-earning deposits and securities.  The yield realized on securities and interest-earning deposits also decreased.

Interest Expense.   Interest expense increased $37,000, or 4.8%, to $815,000 for the nine months ended March 31, 2017 from $778,000 for the nine months ended March 31, 2016.  This increase was due to an increase in interest expense on deposit accounts from increased average balances.  Average balances for the nine months ended March 31, 2017 were $166.3 million compared to $160.8 million for the nine months ended March 31, 2016.

Net Interest Income. Net interest income increased $508,000, or 9.3%, to $6.0 million for the nine months ended March 31, 2017 from $5.5 million for the nine months ended March 31, 2016.  Average interest-earning assets were $216.9 million for the nine months ended March 31, 2017 and $207.2 million for the nine months ended March 31, 2016, while the average yield was 4.18% and 4.02% for the respective periods.  Our net interest spread increased 14 basis points for the nine months ended March 31, 2017 to 3.52% from 3.38% for the nine months ended March 31, 2016. Our net interest margin increased 15 basis point to 3.67% for the nine months ended March 31, 2017 from 3.52% for the nine months ended March 31, 2016.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 160 basis points to 130.4% for the nine months ended March 31, 2017 from 128.8% for the nine months ended March 31, 2016.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $383,000 and $159,000 for the nine months ended March 31, 2017 and 2016, respectively.  The provision for loan losses for the nine months ended March 31, 2017 and 2016 was primarily a result of loan growth.  The allowance for loan losses was $3.3 million, or 1.5% of loans outstanding at March 31, 2017 compared to $2.8 million, or 1.5% of loans outstanding at March 31, 2016.  The non-performing assets to total assets ratio at March 31, 2017 and 2016 was 1.1%.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2017 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income increased $157,000, or 8.9% to $1.9 million for the nine months ended March 31, 2017 from $1.8 million for the nine months March 31, 2016.  Increases were recorded in service charges on deposit accounts of $34,000, brokerage fee income of $85,000  and gain on sale of loans of $30,000.  These increases were related to increased activity.

Non-Interest Expense. Total non-interest expense increased $192,000, or 3.2%, to $6.2 million for the nine months ended March 31, 2017 from $6.0 million for the nine months ended March 31, 2016.  Salaries and employee benefits increased $181,000, data processing fees increased $33,000, occupancy and equipment increased $74,000, and other expense increased $35,000.  Offsetting these increases was a decrease in regulatory fees and deposit insurance premiums of $27,000, advertising and public relations of $19,000 and professional fees of $88,000.

Income Tax Expense. For the nine months ended March 31, 2017 income tax expense was $489,000 compared to $350,000 for the nine months ended March 31, 2016.  The effective tax rate for the nine months ended March 31, 2016 was 36.5% compared to 32.1% for the nine months ended March 31, 2016.  During the nine months ended March 31, 2016 a reversal of an income tax valuation allowance was recorded for $79,000.  This caused a decrease in the effective tax rate.  There was no such entry during the nine months ended March 31, 2017.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2017			2016
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$1,594	$5	1.25%	$28,211	$31	0.44%
Securities	2,193	13	2.37%	1,551	9	2.32%
Loans receivable	216,760	2,301	4.25%	187,206	2,012	4.30%
FHLB common stock	231	1	1.73%	229	1	1.75%
Total interest-earning assets	220,778	2,320	4.20%	217,197	2,053	3.78%
Total noninterest-earning assets	14,376			13,989
Total assets	$235,154			$231,186

Interest-bearing liabilities:
Savings accounts	$16,197	$10	0.25%	$15,299	$9	0.24%
NOW accounts	47,147	46	0.39%	45,970	44	0.38%
Money market accounts	64,477	124	0.77%	63,394	110	0.69%
Certificates of deposit	41,668	101	0.97%	45,455	109	0.96%
Total deposits	169,489	281	0.66%	170,118	272	0.64%
Federal funds purchased	510	1	0.00%	—	—	0.00%
FHLB advances	100	1	0.00%	—	—	0.00%
Total interest-bearing liabilities	170,099	283	0.67%	170,118	272	0.64%
Noninterest-bearing demand deposits - checking accounts	27,356			23,746
Other liabilities	1,834			1,776
Total liabilities	199,289			195,640

Stockholders' equity	35,865			35,546
Total liabilities and stockholders' equity	$235,154			$231,186

Net interest income		$2,037			$1,781
Net interest rate spread			3.54%			3.14%
Net interest-earning assets	$50,679			$47,079
Net interest margin			3.69%			3.28%
Average interest-earning assets to average interest-bearing liabilities			129.79%			127.67%

	For the Nine Months Ended March 31,
	2017			2016
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$4,012	22	0.73%	$18,348	$49	0.36%
Securities	1,843	30	2.17%	2,582	68	3.51%
Loans receivable	210,773	6,737	4.26%	185,994	6,126	4.39%
FHLB common stock	231	2	1.15%	228	3	1.75%
Total interest-earning assets	216,859	6,791	4.18%	207,152	6,246	4.02%
Total noninterest-earning assets	14,024			14,018
Total assets	$230,883			$221,170

Interest-bearing liabilities:
Savings accounts	$15,501	$28	0.24%	$14,133	$25	0.24%
NOW accounts	44,135	128	0.39%	43,042	127	0.39%
Money market accounts	63,983	354	0.74%	57,732	296	0.68%
Certificates of deposit	41,953	303	0.96%	45,918	329	0.96%
Total deposits	165,572	813	0.65%	160,825	777	0.64%
Federal funds purchased	504	1	0.26%	—	—	—
Other Borrowings	—	—	0.00%	—	1	—
FHLB advances	256	1	0.52%	—	—	—
Total interest-bearing liabilities	166,332	815	0.65%	160,825	778	0.65%
Noninterest-bearing demand deposits - checking accounts	26,709			22,670
Other liabilities	1,753			5,359
Total liabilities	194,794			188,854

Stockholders' equity	36,089			32,316
Total liabilities and stockholders' equity	$230,883			$221,170

Net interest income		$5,976			$5,468
Net interest rate spread			3.52%			3.38%
Net interest-earning assets	$50,527			$46,327
Net interest margin			3.67%			3.52%
Average interest-earning assets to average interest-bearing liabilities			130.38%			128.81%

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

	Three Months Ended			Nine Months Ended
	March 31, 2017 vs. 2016			March 31, 2017 vs. 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$(49)	$23	$(26)	$(55)	$28	$(27)
Securities	4	—	4	(16)	(22)	(38)
FHLB Stock	—	—	—	—	(1)	(1)
Loans receivable	313	(24)	289	796	(185)	611
Total interest-earning assets	268	(1)	267	725	(180)	545

Interest-bearing liabilities:
Savings accounts	—	1	1	3	—	3
NOW accounts	1	1	2	1	—	1
Money market accounts	2	12	14	32	26	58
Certificates of deposit	(9)	1	(8)	(26)	—	(26)
Total deposits	(6)	15	9	10	26	36
Federal funds purchased and securities sold under repurchase agreements	1	—	1	1	—	1
Other Borrowings	—	—	—	(1)	—	(1)
FHLB advances	1	—	1	1	—	1
Total interest-bearing liabilities	(4)	15	11	11	26	37

Change in net interest income	$272	$(16)	$256	$714	$(206)	$508

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Liquid assets, which include cash and cash equivalents and securities available-for-sale, totaled $8.8 million, or 3.7% of total assets at March 31, 2017, as compared to $15.6 million, or 6.9% of total assets, at June 30, 2016.   We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  Short-term interest-earning deposits with the FHLB of Topeka and Midwest Independent Bank amounted to $2.7 million at March 31, 2017 and $12.4 million at June 30, 2016.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.8 million for the nine months ended March 31, 2017 and net cash used by operating activities was $1.5 million for the nine months ended March 31, 2016.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, was $24.3 million and $7.0 million for the nine months ended March 31, 2017 and 2016, respectively.  The Company purchased $985,000 and $469,000 of securities classified as available-for-sale during the nine months ended March 31, 2017 and 2016, respectively.  For the nine months ended March 31, 2017 and 2016, net cash provided by financing activities was $15.0 million and $18.3 million, respectively.

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

For the nine months ended March 31, 2017, we did not engage in any off-balance sheet transactions, other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

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

Item 4.Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

At March 31, 2017, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A.Risk Factors.

This item is not applicable because we are a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c) The following table sets forth information concerning purchases made by the Company of its common stock for each month in the quarter end March 31, 2017:

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
01/1/17 - 01/31/17	—	—	86,455	87,402
02/1/17 - 02/28/17	—	—	86,455	87,402
03/1/17 - 03/31/17	22,200	10.25	108,655	65,202
Total	22,200	$10.25

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

3.1

Articles of Incorporation of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489, filed on September 23, 2015)

3.2

Bylaws of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489, filed on September 23, 2015)

4

Form of Common Stock Certificate of Equitable Financial Corp.  (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015, as amended)

10.3

Equitable Financial Corp. 2016 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Stockholders, file no. 001-37489, filed on October 7, 2016)

10.4	Form of Restricted Stock Award Agreement (Employee)

10.5	Form of Restricted Stock Award Agreement (Outside Director)

10.6	Form of Stock Option Award Agreement (Employee)

10.7	Form of Stock Option Award Agreement (Outside Director)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: May 12, 2017	By:	/s/ Thomas E. Gdowski
Thomas E. Gdowski
President and CEO

Dated: May 12, 2017	By:	/s/ Darcy M. Ray
Darcy M. Ray
CFO

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Conversion and Reorganization (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015)

3.1

Articles of Incorporation of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489 filed on September 23, 2015)

3.2

Bylaws of Equitable Financial Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, file no. 001-37489 filed on September 23, 2015)

4

Form of Common Stock Certificate of Equitable Financial Corp.  (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1, file no. 333-202707, originally filed on March 12, 2015, as amended)

10.3

Equitable Financial Corp. 2016 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A for the Company’s Annual Meeting of Stockholders, file no. 001-37489, filed on October 7, 2016)

10.4	Form of Restricted Stock Award Agreement (Employee)

10.5	Form of Restricted Stock Award Agreement (Outside Director)

10.6	Form of Stock Option Award Agreement (Employee)

10.7	Form of Stock Option Award Agreement (Outside Director)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.