Form 10-K
period 2017-06-30
Equitable Financial Corp.
filed 2017-09-28
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or a n emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐   No ☒

As of December 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $28,266,846

As of September 28, 2017, there were 3,368,932 shares issued and outstanding of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Materials from the registrant’s proxy statement for the registrant’s Annual Meeting of Stockholders to be held on November 21. 2017 have been incorporated by reference into Part III of this Form 10‑K.

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

Equitable Bank

Equitable Bank is a Nebraska‑based community bank that traces its roots to 1882, when Grand Island Building and Loan Association was chartered by the State of Nebraska as a mutual building and loan association. This building and loan association was converted to a federally chartered savings association in 1992. At that time, it adopted the name of “The Equitable Building and Loan Association of Grand Island, Nebraska, A Federal Savings Bank.” Our present name was adopted in 2005. We operate our business through our main office in Grand Island, Nebraska, one full‑service branch in each of Grand Island, North Platte and Omaha, Nebraska and one additional limited service branch in Grand Island. We believe our locations are strategically positioned within the State of Nebraska along the Interstate 80 corridor, from the eastern‑most point of that corridor in Omaha, through Nebraska’s fourth largest city in Grand Island, and to the largest city in the western part of that corridor in North Platte.

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

We also provide retail brokerage services in Grand Island and North Platte, under the name “Equitable Wealth Management.” In the fiscal year ended June 30, 2017, we had brokerage fee income of $723,000. At June 30, 2017, our brokerage business had approximately $151.6 million in assets under management.

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

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the several financial institutions operating in our market areas and, to a lesser extent, from other financial service companies such as brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2017, which is the most recent date for which data is available from the FDIC, we held approximately 5.6% of the deposits in Hall County, which was the fifth largest market share out of the fifteen financial institutions with offices in Hall County. Banks owned by large bank holding companies also operate in our market areas. These institutions are significantly larger than us and, therefore, have significantly greater resources.

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

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated:

	At June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial:
Operating	$20,139	8.4%	$15,356	7.7%	$14,967	8.3%	$18,138	11.4%	$16,968	13.1%
Real estate	86,810	36.2%	67,699	33.7%	56,609	31.3%	45,289	28.4%	32,482	25.2%
Agricultural:
Operating	26,739	11.2%	22,943	11.4%	27,230	15.1%	24,884	15.6%	18,420	14.3%
Real estate	31,106	13.0%	24,965	12.4%	21,049	11.7%	19,677	12.3%	15,418	12.0%
Residential real estate:
One- to four-family(1)	43,060	18.0%	40,310	20.1%	40,892	22.7%	34,021	21.3%	33,514	26.0%
Home equity	11,748	4.9%	12,645	6.3%	10,761	6.0%	9,669	6.1%	6,667	5.2%
Other loans:
Construction and land	16,176	6.8%	13,210	6.6%	5,844	3.2%	5,044	3.2%	2,437	1.9%
Consumer	3,675	1.5%	3,567	1.8%	3,093	1.7%	2,796	1.7%	2,944	2.3%
Total loans(2)	239,453	100.0%	200,695	100.0%	180,445	100.0%	159,518	100.0%	128,850	100.0%
Other items:
Deferred loan origination costs, net	647		562		561		565		492
Allowance for loan losses	(3,555)		(2,947)		(2,583)		(2,574)		(2,293)
Loans, net	$236,545		$198,310		$178,423		$157,509		$127,049

(1)

At June 30, 2017, 2016, 2015, 2014, and 2013, this category of loans included $26.1million, $20.7 million, $18.6 million, $13.0 million, and $12.1 million, respectively, of loans collateralized by non‑owner occupied properties.

(2)	There were no foreign loans for the periods presented.

Loan Portfolio Maturities and Yields.  The following tables set forth certain information regarding the dollar amounts maturing and the interest rate sensitivity of our loan portfolio at June 30, 2017. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.

Demand loans, loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less. The schedule does not reflect the effects of possible prepayments or enforcement of due on sale clauses.

	At June 30, 2017
	Commercial—		Commercial—		Agricultural—
	Operating		Real Estate		Operating
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
1 year or less	$5,247	5.13%	$4,776	5.12%	$22,121	4.87%
Greater than 1 to 3 years	3,324	4.66%	14,885	4.38%	993	4.93%
Greater than 3 to 5 years	5,864	4.76%	29,661	4.37%	2,959	4.84%
Greater than 5 to 10 years	3,347	5.11%	23,036	4.34%	666	4.76%
Greater than 10 to 20 years	2,357	4.30%	10,653	3.89%	—	—%
More than 20 years	—	—%	3,799	4.12%	—	—%
Total	$20,139	4.84%	$86,810	4.33%	$26,739	4.87%

	At June 30, 2017
			Residential		Residential
	Agricultural—		Real Estate—		Real Estate—
	Real Estate		One- to Four-Family		Home Equity
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
1 year or less	$4,340	4.80%	$4,973	4.95%	$3,278	4.55%
Greater than 1 to 3 years	874	4.39%	5,695	4.48%	2,830	4.67%
Greater than 3 to 5 years	6,216	4.52%	8,010	5.19%	1,804	5.00%
Greater than 5 to 10 years	13,051	4.55%	11,237	4.33%	470	5.10%
Greater than 10 to 20 years	6,625	4.08%	5,553	4.38%	2,149	4.66%
More than 20 years	—	—%	7,592	4.58%	1,217	4.34%
Total	$31,106	4.48%	$43,060	4.63%	$11,748	4.67%

	At June 30, 2017
	Other—Construction
	and Land		Other—Consumer		Total
		Weighted		Weighted		Weighted
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
1 year or less	$7,614	4.65%	$204	4.53%	$52,553	4.87%
Greater than 1 to 3 years	75	4.84%	1,073	5.70%	29,749	4.61%
Greater than 3 to 5 years	1,354	4.29%	2,140	5.52%	58,008	4.62%
Greater than 5 to 10 years	6,972	4.48%	258	5.41%	59,037	4.46%
Greater than 10 to 20 years	161	4.50%	—	—%	27,498	4.13%
More than 20 years	—	—%	—	—%	12,608	4.42%
Total	$16,176	4.54%	$3,675	5.51%	$239,453	4.57%

Fixed and Adjustable Rate Loan Schedule.  The following table sets forth at June 30, 2017, the dollar amount of all fixed‑rate and adjustable‑rate loans with a maturity date after June 30, 2018:

	At June 30, 2017 and
	Due after June 30, 2018
	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial:
Operating	$10,620	$4,272	$14,892
Real estate	56,917	25,117	82,034
Agricultural:
Operating	4,221	397	4,618
Real estate	7,807	18,959	26,766
Residential real estate:
One- to four-family	18,092	19,995	38,087
Home equity	2,452	6,018	8,470
Other loans:
Construction and land	7,876	686	8,562
Consumer	3,375	96	3,471
Total loans	$111,360	$75,540	$186,900

Commercial—Operating Loans.  At June 30, 2017, approximately $20.1 million, or 8.4% of our loan portfolio consisted of commercial operating loans, including commercial lines of credit and term loans. Our commercial lines of credit are generally used by our customers to finance short‑term working capital needs, like accounts receivable and inventory. Our commercial lines of credit generally are priced on an adjustable‑rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial lines of credit. Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our lines of credit typically have a maximum term of 12 months. Our commercial term loans are generally used by our customers to fund longer‑term borrowing needs, such as purchasing equipment, property improvements or other fixed assets. We typically fix the maturity of a term loan to correspond to 80% of the useful life of any equipment purchased or 7 years, whichever is less. Term loans can be secured with a variety of collateral, including business assets such as equipment, furniture, fixtures or real estate.

At June 30, 2017, our largest lending relationship for commercial operating loans involved total loan balances of $996,000 and was secured by stock and business assets.  At June 30, 2017, the borrower in this relationship was performing in accordance with the required repayment terms.

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

Commercial—Real Estate Loans.  At June 30, 2017, approximately $86.8 million, or 36.2% of our loan portfolio consisted of commercial real estate loans. Our commercial real estate loans are secured primarily by office buildings, retail buildings, owner‑occupied offices, apartment buildings and developed lots. At June 30, 2017, our commercial real estate loans had an average loan balance of approximately $333,000. At June 30, 2017, our largest lending relationship for commercial real estate loans involved total loan balances of $4.9 million and was secured by commercial retail buildings.  At June 30, 2017, the borrower in this relationship was performing in accordance with the required repayment terms.

We offer both fixed‑rate and adjustable‑rate commercial real estate loans to our customers. At the present time, a large number of our customers are selecting a five‑year fixed‑rate loan product with a balloon payment due after five years. As a result, at June 30, 2017, 69.3% of our commercial real estate loans had fixed interest rates. The rates on our adjustable‑rate commercial real estate loans are generally tied to a variety of indices including the prime interest rate as reported in The Wall Street Journal. A portion of our commercial real estate loans represent permanent financing for borrowers who have completed real estate construction for which we previously provided construction financing.

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

Agricultural—Operating Loans.  At June 30, 2017, approximately $26.7 million, or 11.2% of our loan portfolio, consisted of agricultural operating loans. These loans include seasonal crop operating loans that are used to fund the borrower’s crop production operating expenses; livestock operating and revolving loans used to purchase livestock for resale and related livestock production expense; and loans used to finance the purchase of machinery, equipment and breeding stock. Agricultural operating loans are originated at an adjustable‑ or fixed‑rate of interest and generally for a term of up to 12 months. In the case of agricultural operating loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed rates of interest for a term of up to five years. At June 30, 2017, the average outstanding principal balance of our agricultural operating loans was approximately $107,000, excluding lines of credit with zero balances at this date.

At June 30, 2017, our largest lending relationship for agricultural operating loans involved total loan balances of $3.4 million and was secured by cattle. At June 30, 2017, the borrower in this relationship was performing in accordance with the required repayment terms.

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

Agricultural—Real Estate Loans.  At June 30, 2017, approximately $31.1 million, or 13.0% of our loan portfolio consisted of agricultural real estate loans, which are loans to finance the acquisition, development or refinancing of agricultural real estate. We consider a number of factors in originating agricultural real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the agricultural property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service).

We offer both fixed‑rate and adjustable‑rate agricultural real estate loans to our customers. At the present time, a large number of our customers are selecting a five‑year fixed‑rate loan product with a balloon payment due after five years. As a result, at June 30, 2017, 32.9% of our agricultural real estate loans had fixed rates of interest. Generally, our agricultural real estate loans amortize over periods not in excess of 20 years and have a loan‑to‑value ratio of 50%, although we will originate such loans with a maximum loan‑to‑value ratio of 65%. In recent years, with the price of the agricultural real estate in our market area, consistent with our conservative underwriting practices, the loan‑to‑value ratio on the majority of our agricultural real estate loans has not exceeded 50%.

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

At June 30, 2017 our largest lending relationship for agricultural real estate loans involved total loan balances of $3.8 million. At June 30, 2017, the borrower in this relationship was performing in accordance with the required repayment terms.

Like our agricultural operating loans, our agricultural real estate loans present the additional risks associated with Chapter 12 of the United States Bankruptcy Code. See “Agricultural—Operating Loans” above for additional information regarding Chapter 12.

Residential Real Estate—One‑ to Four‑Family Loans.  Historically, our primary lending consisted of originating one‑ to four‑family, owner‑occupied residential real estate loans, substantially all of which were secured by properties located in our market areas. Over the past several years, we have begun to shift our lending focus towards originating commercial and agricultural operating and real estate loans. Nevertheless, at June 30, 2017, approximately $43.1 million, or 18.0% of our loan portfolio, consisted of one‑ to four‑family residential real estate loans.

A portion of the housing stock in our market areas is comprised of two‑, three‑ and four‑unit properties, all of which are classified as one‑ to four‑family residential real estate loans. At June 30, 2017, of the $43.1 million of one‑ to four‑family residential real estate loans in our portfolio, $26.1 million, or 60.6% of this amount, were comprised of non‑owner occupied properties.

The average loan balance of one‑ to four‑family residential real estate loans held in our portfolio at June 30, 2017 was $79,000 and our largest outstanding balance at that date was $1.8 million which was secured by non-owner occupied residential properties located in Grand Island, Nebraska. At June 30, 2017, this loan was performing in accordance with it repayment terms.

We currently offer one‑ to four‑family residential real estate loans with terms up to 30 years that are generally underwritten according to Freddie Mac (“FHLMC”) guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed‑ and adjustable‑rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of June 30, 2017 was generally $424,100 for single‑family homes in our market area. We generally sell our one‑ to four‑family residential fixed‑rate real estate loans in the secondary market.

Our fixed‑rate one‑ to four‑family residential real estate loans include loans that generally amortize on a monthly basis over periods between 10 to 30 years. Fixed rate one‑ to four‑family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. At June 30, 2017, 48.9% of the one‑ to four‑family residential real estate loans held in our portfolio (and not sold in the secondary market) were fixed‑rate loans.

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

Residential Real Estate—Home Equity Loans.  At June 30, 2017, home equity loans totaled approximately $11.7 million, or 4.9% of our loan portfolio, and are made up of lines of credit secured by owner‑occupied and non‑owner occupied one‑ to four‑family residences and second and third real estate mortgage loans. At June 30, 2017, the total unused commitments with respect to our home equity loans were $4.8 million. The average outstanding home equity loan balance at June 30, 2017 was $36,000 and our largest outstanding home equity loan balance at that date was $645,000, which was secured by residential property located in Grand Island, Nebraska. At June 30, 2017, this loan was performing in accordance with it repayment terms.

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

Other—Construction and Land Loans.  At June 30, 2017, construction and land loans totaled approximately $16.2 million, or 6.8% of our loan portfolio. We originate loans to individuals and, to a lesser extent, builders to finance the construction of residential dwellings. We also make construction loans for commercial development projects, including apartment buildings, restaurants, motels, shopping centers and owner‑occupied properties used for businesses. The average outstanding construction loan balance at June 30, 2017 was $330,000. Our largest lending relationship for construction loans at that date involved a $3.5 million commitment with nothing outstanding at June 30, 2017, which was secured by apartment buildings. At June 30, 2017, the borrower in this relationship was performing in accordance with the required repayment terms.

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

Other—Consumer Loans.  We are authorized to make loans for a variety of personal and consumer purposes. As of June 30, 2017, consumer loans totaled approximately $3.7 million, or 1.5% of our loan portfolio, and consisted primarily of automobile, recreational vehicles and unsecured personal loans, as well as unsecured lines of credit and loans secured by deposit accounts. As of June 30, 2017, approximately $168,000 of our consumer loans were unsecured. The average outstanding consumer loan balance at June 30, 2017 was $6,000 and our largest outstanding consumer loan balance at that date was $65,000, which is secured by an automobile. At June 30, 2017, this loan was performing in accordance with it repayment terms.

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

The majority of the fixed rate residential loans that are originated each year meet the underwriting guidelines established by FHLMC. We sell the majority of originations of residential real estate loans into the secondary market. We continue to service them once they are sold. We sold 187 and 190 one‑ to four‑family residential real estate loans during the fiscal years ended June 30, 2017 and 2016, respectively.

From time to time, we also purchase loan participations in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At June 30, 2017, we had 9 purchased loan participations for which we were not the lead lender, which totaled $9.5 million. All purchased loan participations were performing in accordance with their terms at June 30, 2017.

From time to time, we also sell loan participations in which we remain the lead lender. Participations are sold primarily when the total loan amount exceeds our legal lending limit or concentration limit. At June 30, 2017, we had 14 sold loan participations for which we remained the lead lender. The participated loans totaled $30.0 million, of which $8.0 million was retained by us and $22.0 million was sold to other financial institutions.

The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	For the Year Ended
	June 30,
	2017	2016
	(in thousands)
Loans receivable at beginning of period	$200,695	$180,445
Originations by type:
Commercial:
Operating	30,909	16,626
Real estate	58,568	45,557
Agricultural:
Operating	48,951	46,389
Real estate	16,483	16,270
Residential real estate:
One- to four-family	53,347	38,016
Home equity	9,726	11,887
Other loans:
Construction and land	14,254	21,038
Consumer	3,428	3,633
Total loans originated	235,666	199,416
Loans purchased	6,928	3,038
Transfer to foreclosed assets	—	(239)
Loans sold	(33,721)	(27,977)
Charge-offs	(67)	(16)
Principal repayments	(170,048)	(153,972)
Loans receivable at end of period	$239,453	$200,695

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

Loans to One Borrower.  Federal savings banks are subject to the same loans‑to‑one‑borrower limits as those applicable to national banks, which restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). At June 30, 2017, our lending limit was $4.6 million and $7.7 million for loans secured by readily marketable collateral. At June 30, 2017, our largest lending relationship to one borrower totaled $4.6 million, which was secured by commercial retail buildings and performing in accordance with its repayment terms as of June 30, 2017. Our second largest lending relationship at June 30, 2017 was $4.4 million and is secured by commercial real estate. This lending relationship also was performing in accordance with its terms at June 30, 2017.

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

As of June 30, 2017, our total non‑accrual loans were $2.4 million, or 1.00% of total loans, compared to $1.8 million, or 0.90% of total loans, at June 30, 2016. At June 30, 2017, our largest non‑accrual loan was a commercial real estate loan with an outstanding balance of $641,000.

Troubled Debt Restructurings.  Troubled debt restructurings are loan restructurings in which we, for economic or legal reasons related to an existing borrower’s financial difficulties, grant a concession to the debtor that we would not otherwise consider. Typically, a troubled debt restructuring involves a modification of terms of a debt, such as reduction of the stated interest rate for the remaining original life of the debt or extension of the maturity date. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. No additional loan commitments were outstanding to our troubled debt restructured borrowers at June 30, 2017.

The following table sets forth our troubled debt restructurings by concession type and amount at the dates indicated:

	At June 30,
	2017		2016		2015		2014		2013
	(in thousands)
Extension of maturity	$2,875	(1)	$2,688	(3)	$2,619	(5)	$2,243	(7)	$5,263	(9)
Reduced rate below market	1,690	(2)	1,787	(4)	1,890	(6)	2,740	(8)	2,991	(10)
Total troubled debt restructurings	$4,565		$4,475		$4,509		$4,983		$8,254

(1)	$2.1 million of the troubled debt restructurings of this concession type were non‑accruing.
(2)	$55,000 of the troubled debt restructurings of this concession type were non‑accruing.
(3)	$1.4 million of the troubled debt restructurings of this concession type were non‑accruing.
(4)	$66,000 of the troubled debt restructurings of this concession type were non‑accruing.
(5)	$1.0 million of the troubled debt restructurings of this concession type were non‑accruing.
(6)	$76,000 of the troubled debt restructurings of this concession type were non‑accruing.
(7)	$326,000 of the troubled debt restructurings of this concession type were non‑accruing.
(8)	$726,000 of the troubled debt restructurings of this concession type were non‑accruing.
(9)	$3.9 million of the troubled debt restructurings of this concession type were non‑accruing.
(10)	$509,000 of the troubled debt restructurings of this concession type were non‑accruing.

Loans on non‑accrual status at the date of modification are initially classified as non‑accrual troubled debt restructurings. At June 30, 2017, we had $2.1 million in non‑accruing troubled debt restructurings. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments and demonstrated ability to continue to repay. At June 30, 2017 and 2016, we had $2.5 million and $3.1 million in accruing troubled debt restructurings, respectively. As of June 30, 2017, no loans that were modified as troubled debt restructurings within the previous twelve months defaulted after their restructure.

Non‑Performing Assets.  The following table sets forth the amounts and categories of our non‑performing assets in our loan portfolio at the dates indicated:

	At June 30,
	2017	2016	2015	2014	2013
	(in thousands)
Non-accrual loans:
Commercial:
Operating	$13	$—	$20	$110	$163
Real estate	—	38	38	39	—
Agricultural:
Operating	7	7	11	—	—
Real estate	157	178	242	—	27
Residential real estate:
One- to four-family	7	92	40	50	232
Home equity	54	12	—	22	—
Other loans:
Construction and land	—	—	—	—	—
Consumer	24	4	—	—	—
Total non-accrual loans	262	331	351	221	422
Non-accruing troubled debt restructured loans:
Commercial:
Operating	141	97	279	441	172
Real estate	641	54	183	200	—
Agricultural:
Operating	—	—	—	—	—
Real estate	701	701	230	—	—
Residential real estate:
One- to four-family	621	596	402	402	1,787
Home equity	16	18	20	—	23
Other loans:
Construction and land	—	—	—	—	2,440
Consumer	—	3	6	9	13
Total non-accruing troubled debt restructured loans	2,120	1,469	1,120	1,052	4,435
Total non-performing loans	2,382	1,800	1,471	1,273	4,857
Foreclosed assets:
Foreclosed commercial real estate loans	223	462	336	336	1,557
Foreclosed agricultural real estate loans	—	—	—	—	—
Foreclosed residential real estate loans	—	—	—	—	—
Foreclosed other assets	—	—	14	77	—
Total foreclosed assets	223	462	350	413	1,557
Total non-performing assets	$2,605	$2,262	$1,821	$1,686	$6,414
Accruing troubled debt restructured loans:
Commercial:
Operating	$75	$71	$30	$44	$434
Real estate	—	35	—	2,168	2,103
Agricultural:
Operating	—	1	—	—	—
Real estate	—	—	—	—	—
Residential real estate:
One- to four-family	2,362	2,840	3,294	1,716	1,206
Home equity	8	59	63	—	71
Other loans:
Construction and land	—	—	—	—	—
Consumer	—	—	2	3	5
Total accruing troubled debt restructured loans	$2,445	$3,006	$3,389	$3,931	$3,819
Ratios:
Non-performing loans to total loans	0.99%	0.90%	0.82%	0.80%	3.77%
Non-performing assets to total assets	1.03%	1.00%	0.85%	0.93%	3.85%

For the fiscal year ended June 30, 2017, gross interest income which would have been recorded had the non‑performing loans been current in accordance with their original terms amounted to $122,000. We recognized $45,000 of interest income on such loans during the fiscal year ended June 30, 2017.

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

For the year ended June 30, 2017, no loans were transferred into foreclosed assets. For the year ended June 30, 2016, one loan was transferred to foreclosed assets in the amount of $239,000.  We had $223,000 and $462,000 in foreclosed assets at June 30, 2017 and 2016, respectively.

Delinquent Loans.  At June 30, 2017, we had one loan for $31 past due 61 days or more and accruing which is unsecured.  At June 30, 2016 we had one loan for $24,000 past due 61 days or more and accruing.  This loan was secured by residential property.  At June 30, 2015, 2014, 2013 we had no loans 61 days or more past due and still accruing.

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

The following table sets forth our amounts of classified loans and loans designated as special mention as of June 30, 2017 and 2016. The classified loans totaled $4.4 million at June 30, 2017 and included $2.4 million of nonperforming loans.

	At June 30,
	2017	2016
	(in thousands)
Classification of loans:
Substandard	$5,719	$3,041
Doubtful	—	—
Loss	—	—
Total classified loans	$5,719	$3,041
Special Mention	$2,351	$830

Allowance for Loan Losses.  The following table sets forth information regarding our allowance for loan losses and other ratios at or for the dates indicated.

	For the Year ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$2,947	$2,583	$2,574	$2,293	$2,286
Charge-offs:
Commercial:
Operating	—	—	(406)	(65)	(9)
Real estate	(55)	—	—	—	—
Agricultural:
Operating	—	—	—	—	—
Real estate	—	—	—	—	—
Residential real estate:
One- to four-family	—	—	—	(11)	(53)
Home equity	—	—	—	—	—
Other loans:
Construction and land	—	—	—	—	(33)
Consumer	(11)	(13)	(10)	(14)	(2)
Total charge-offs	(66)	(13)	(416)	(90)	(97)
Recoveries:
Commercial:
Operating	23	66	36	367	74
Real estate	1	29	—	—	—
Agricultural:
Operating	—	—	—	—	—
Real estate	—	—	—	—	—
Residential real estate:
One- to four-family	3	2	14	2	18
Home equity	—	—	—	—	—
Other loans:
Construction and land	—	—	931	678	104
Consumer	3	5	2	5	5
Total recoveries	30	102	983	1,052	201
Net recoveries (charge-offs)	(36)	89	567	962	104
Provision for loan losses	644	275	(558)	(681)	(97)
Balance at end of period	$3,555	$2,947	$2,583	$2,574	$2,293
Ratios:
Net recoveries (charge-offs) during the period to average loans outstanding during the period	(0.0)%	0.0%	0.3%	0.7%	0.1%
Net recoveries (charge-offs) during the period to non-performing loans at end of period	(1.5)%	4.9%	38.5%	75.6%	2.1%
Allowance for loan losses to non-performing loans at end of period	149.2%	163.7%	175.6%	202.2%	47.2%
Allowance for loan losses to total loans at end of period	1.5%	1.5%	1.4%	1.6%	1.8%

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

	At June 30,
	2017			2016			2015			2014			2013
			Percent of			Percent of			Percent of			Percent of			Percent of
			Loans in			Loans in			Loans in			Loans in			Loans in
		Loan	Each		Loan	Each		Loan	Each		Loan	Each		Loan	Each
	Allowance	Amounts	Category	Allowance	Amounts	Category	Allowance	Amounts	Category	Allowance	Amounts	Category	Allowance	Amounts	Category
	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total	for Loan	by	to Total
	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans	Losses	Category	Loans
	(Dollars in thousands)
Commercial:
Operating	$333	$20,139	8.4%	$255	$15,356	7.7%	$272	$14,967	8.3%	$489	$18,138	11.4%	$375	$16,968	13.1%
Real estate	1,370	86,810	36.2%	1,082	67,699	33.7%	852	56,609	31.3%	748	45,289	28.4%	635	32,482	25.2%
Agricultural:
Operating	422	26,739	11.2%	362	22,943	11.4%	403	27,230	15.1%	359	24,884	15.6%	251	18,420	14.3%
Real estate	496	31,106	13.0%	376	24,965	12.4%	294	21,049	11.7%	287	19,677	12.3%	200	15,418	12.0%
Residential real estate:
One- to four-family	506	43,060	18.0%	486	40,310	20.1%	480	40,892	22.7%	432	34,021	21.3%	606	33,514	26.0%
Home equity	150	11,748	4.9%	169	12,645	6.3%	164	10,761	6.0%	154	9,669	6.1%	112	6,667	5.2%
Other loans:
Construction and land	222	16,176	6.8%	164	13,210	6.6%	73	5,844	3.2%	68	5,044	3.2%	80	2,437	1.9%
Consumer	56	3,675	1.5%	53	3,567	1.8%	45	3,093	1.7%	37	2,796	1.7%	34	2,944	2.3%
Total loans	$3,555	$239,453	100.0%	$2,947	$200,695	100.0%	$2,583	$180,445	100.0%	$2,574	$159,518	100.0%	$2,293	$128,850	100.0%

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

Securities classified as held to maturity totaled $736,000 at June 30, 2017; $136,000 of this amount was mortgage‑backed securities.  At June 30, 2017, we had securities classified as available for sale of $1.4 million at amortized cost, of which $440,000 were mortgage‑backed securities. Mortgage‑backed securities are discussed below.

We also have a $453,000 investment in FHLB of Topeka stock at June 30, 2017, which is classified separately from securities due to the restrictions on sale or transfer. For further information regarding our securities portfolio, see Note 2 to the consolidated financial statements.

Municipal Obligations.  At June 30, 2017, our municipal securities portfolio totaled $600,000 and was comprised of taxable bonds issued by cities and other political subdivisions in Nebraska. At June 30, 2017, all of our municipal securities were classified as held to maturity. At this date, none of these securities had maturities of more than 10 years.

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

At June 30, 2017, mortgage‑backed securities represented 0.2% of our total assets, of which $442,000 were available for sale and $136,000 were held to maturity. At June 30, 2017, $578,000, or 100% of our mortgage‑backed securities had fixed rates of interest. During the fiscal year ended June 30, 2017 there was no purchases of mortgage-back securities.  During the fiscal year ended June 30, 2016 one mortgage-back security was purchased for approximately $469,000.

Mortgage‑backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements, which offer nominal credit risk to the security holder. In addition, mortgage‑backed securities are more liquid than individual mortgage loans and we may use them to collateralize borrowings or other obligations of Equitable Bank.

U.S. Government-sponsored agency. At June 30, 2017, the carrying value of our portfolio of United States Government-sponsored agency  securities totaled $969,000 and were all classified as available-for-sale.  While these securities generally provide lower yields than other investments in our securities portfolio, we maintain these investments, to the extent appropriate for liquidity purposes, for pledging for public funds deposits.

Amortized Cost and Estimated Fair Value of Securities.  The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At June 30,
	2017		2016		2015
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
Municipal obligations	$600	$600	$602	$606	$3,017	$3,021
Ginnie Mae	136	146	180	195	260	278
Total investment securities held to maturity	736	746	782	801	3,277	3,299
Investment securities available for sale:
U.S. Government-sponsored agency	987	969	—	—	—	—
Ginnie Mae	440	442	658	665	426	420
Total investment securities available for sale	1,427	1,411	658	665	426	420
Total investment securities	$2,163	$2,157	$1,440	$1,466	$3,703	$3,719

Carrying Values, Yields and Maturities.  The following tables set forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of June 30, 2017. Adjustable‑rate mortgage‑backed securities are included in the period in which interest rates are next scheduled to adjust.

At June 30, 2017
More than One Year
	One Year or Less		Through Five Years
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
(Dollars in thousands)
Investment securities held to maturity:
Municipal obligations(1)	$—	—%	$600	3.20%
Ginnie Mae	—	—%	—	—%
Total investment securities held to maturity	—	—%	600	3.20%
Investment securities available for sale:
U.S. Government-sponsored agency	—	—%	—	—%
Ginnie Mae	—	—%	—	—%
Total investment securities available for sale	—	—%	—	—%
Total investment securities	$—	—%	$600	3.20%

(1)	Yield is stated on a pre‑tax basis.

	At June 30, 2017
	More than Five Years
	Through Ten Years		More than Ten Years
		Weighted		Weighted
	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Investment securities held to maturity:
Municipal obligations	$—	—%	$—	—%
Ginnie Mae	—	—%	136	4.62%
Total investment securities held to maturity	—	—%	136	4.62%
Investment securities available for sale:
U.S. Government-sponsored agency	987	1.70%	—	—
Ginnie Mae	—	—%	440	3.23%
Total investment securities available for sale	987	1.70%	440	3.23%
Total investment securities	$987	1.70%	$576	3.56%

	At June 30, 2017
	Total Securities
			Weighted
	Amortized	Estimated	Average
	Cost	Fair Value	Yield
Investment securities held to maturity:
Municipal obligations	$600	$600	3.20%
Ginnie Mae	136	146	4.62%
Total investment securities held to maturity	736	746	3.46%
Investment securities available for sale:
U.S. Government-sponsored agency	987	969	1.70%
Ginnie Mae	440	442	3.23%
Total investment securities available for sale	1,427	1,411	2.17%
Total investment securities	$2,163	$2,157	2.61%

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

The Promontory network is a form of brokered deposit program. In addition to offering depositors enhanced FDIC insurance coverage, being a participant in the Promontory network allows us to fund our balance sheet through CDARS’ One‑Way Buy program. This program uses a competitive bid process for available deposits at specified terms. These deposits work well for us because of their weekly availability, coupled with their short term, which allows us to more closely mirror our funding needs. We believe this arrangement is a viable source of funding provided that we maintain our “well‑capitalized” status. Brokered deposit holdings are limited to 10% of reported total assets or $25.4 million as of June 30, 2017. At June 30, 2017, brokered deposits totaled $6.4 million (all of which are in products with the Promontory network). At June 30, 2017, we had $46.1 million in total time deposits.

Deposit Accounts.  The following tables set forth the dollar amount of savings deposits in the various types of deposit programs we offered as of and for the dates indicated:

	At or for the Year ended June 30,
	2017				2016
	Average			Weighted	Average			Weighted
				Average				Average
	Balance	Amount	Percent	Rate	Balance	Amount	Percent	Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing NOW	$46,188	$49,253	23.5%	0.41%	$43,122	$42,734	22.8%	0.38%
Money market	62,755	67,039	32.1%	0.77%	58,471	60,352	32.3%	0.69%
Savings	15,705	17,104	8.2%	0.22%	14,305	14,870	8.0%	0.23%
Certificates of deposit	45,893	46,116	22.1%	1.14%	45,669	44,710	23.9%	0.96%
Noninterest-bearing demand	26,383	29,546	14.1%	—%	23,220	24,296	13.0%	—%
Total deposits	$196,924	$209,058	100.0%	0.61%	$184,787	$186,962	100.0%	0.56%

	At or for the Year ended June 30, 2015
	Average			Weighted
	Balance	Amount	Percent	Average Rate
	(Dollars in thousands)
Deposit type:
Interest-bearing NOW	$39,699	$41,227	23.5%	0.39%
Money market	44,206	51,319	29.4%	0.66%
Savings	12,826	13,076	7.5%	0.24%
Certificates of deposit	47,538	47,368	27.1%	0.95%
Noninterest-bearing demand	22,426	21,779	12.5%	—%
Total deposits	$166,695	$174,769	100.0%	0.56%

Maturities of Certificates of Deposit Accounts.  The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated:

	At June 30, 2017
			Over One
	Less than	Six Months	Year to	Over		Percent of
	Six Months	to One Year	Three Years	Three Years	Total	Total
	(Dollars in thousands)
Interest Rate:
0.50% and below	$3,791	$4,792	$1,162	$1,107	$10,852	23.5%
0.51% to 1.00%	1,392	1,772	6,775	578	10,517	22.8%
1.01% to 2.00%	3,977	5,095	11,291	2,749	23,112	50.1%
2.01% to 3.00%	—	1,179	200	256	1,635	3.6%
Total	$9,160	$12,838	$19,428	$4,690	$46,116	100.0%

As of June 30, 2017, the aggregate amount of outstanding certificates of deposit at Equitable Bank in amounts greater than or equal to $100,000 was approximately $22.2 million. The following table presents the maturity of these certificates of deposit at such date.

At June 30,
Maturity Period	2017
(in thousands)
Less than three months	$970
Three to six months	2,916
Six months to one year	5,610
Over one year to three years	10,995
Over three years	1,711
Total	$22,202

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At June 30,
	2017	2016
	(in thousands)
Interest Rate:
0.50% and below	$10,852	$14,882
0.51% to 1.00%	10,517	10,654
1.01% to 2.00%	23,112	18,985
2.01% to 3.00%	1,635	189
Total	$46,116	$44,710

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

	At or for the Year Ended June 30,
	2017	2016	2015
	(in thousands)
Federal Home Loan Bank Advances:
Maximum outstanding at any month end	$10,045	$—	$12,229
Balance at the end of period	6,745	—	—
Average balance during period	3,717	—	6,556
Weighted average interest rate at the end of period	1.24%	—%	—%
Weighted average interest rate during period	0.98%	—%	3.67%

Personnel

As of June 30, 2017, we had 65 full‑time employees and 7 part‑time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

A  savings association that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd‑Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of June 30, 2017, Equitable Bank maintained 78.7% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.

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

Federal Home Loan Bank System.  Equitable Bank is a member of the FHLB System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Equitable Bank, as a member of the FHLB of Topeka, is required to acquire and hold shares of capital stock in that FHLB of Topeka. Equitable Bank was in compliance with this requirement with an investment in FHLB stock at June 30, 2017 of $453,400.

Federal Reserve System.  The Federal Reserve Board regulations require savings associations to maintain non‑interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The amounts are adjusted annually.  In October 2008, the Federal Reserve Board began paying interest on certain reserve balances.

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

At June 30, 2017, Equitable Bank had approximately $1.7 million in reserves subject to recapture in excess of its base year reserves.

The Company is required to use the specific charge‑off method to account for bad debt tax deductions.

Taxable Distributions and Recapture.  Prior to 1996, bad debt reserves created prior to 1988 were subject to recapture into taxable income if Equitable Bank failed to meet certain thrift asset and definitional tests or made certain distributions. Tax law changes in 1996 eliminated thrift‑related recapture rules. However, under current law, pre‑1988 tax bad debt reserves remain subject to recapture if Equitable Bank makes certain non‑dividend distributions, repurchases any of its common stock, pays dividends in excess of earnings and profits, or fails to qualify as a “bank” for tax purposes. At June 30, 2017, our total federal pre‑base year bad debt reserve was approximately $2.1 million.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At June 30, 2017, the Company had approximately $174,000 in available credits for carryover.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The following table sets forth certain information relating to our properties as of June 30, 2017.

				Net Book
	Year	Owned/	Date of Lease	Value as of
Location	Opened	Leased	Expiration	June 30, 2017
				(in thousands)
Main Office:
113 North Locust Street	1959	Owned	Not applicable	$1,484
Grand Island, Nebraska
Full Service Branches:
619 North Diers Avenue	2000	Owned	Not applicable	$1,187
Grand Island, Nebraska
920 South Jeffers Street	2005	Owned	Not applicable	$1,775
North Platte, Nebraska
10855 West Dodge Road, Suite	2006	Leased	2022	Not applicable
110 Omaha, Nebraska
Limited Service Branch:
3012 South Locust Street	2005	Owned	Not applicable	$516
Grand Island, Nebraska

We believe that our facilities are adequate for the business conducted.

Item 3.  Legal Proceedings.

At June 30, 2017, there were no material legal proceedings to which the Company is a party or of which any of its property is subject. From time to time, the Company is a party to various legal proceedings incident to its business.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

On March 2, 2015, the Boards of Directors of Equitable Financial MHC and old Equitable adopted a Plan of Conversion and Reorganization (the “Plan”). Pursuant to the Plan, the Company, was organized and Equitable Financial MHC converted from the mutual holding company form of organization to the fully public form on July 8, 2015. As part of the conversion, Equitable Financial MHC’s ownership interest of the Company was offered for sale in a public offering. The existing publicly held shares of Old Equitable were exchanged for 1.0911 new shares of common stock of the Company. The exchange ratio ensured that immediately after the conversion and public offering, the public stockholders of Old Equitable owned the same aggregate percentage of the Company’s common stock that they owned immediately prior to that time (excluding shares purchased in the stock offering and cash received in lieu of fractional shares). When the conversion and public offering was completed, the Company became the holding company of Equitable Bank and succeeded to all of the business and operations of Old Equitable and each of Old Equitable and Equitable Financial MHC ceased to exist.

Shares of the Company’s common stock commenced trading on the NASDAQ Capital Market on July 9, 2015 under the symbol “EQFN” following the completion of the conversion and offering. Prior to that date, trades in the common stock of Old Equitable had been quoted on the OTC Pink Marketplace operated by the OTC Markets Group Inc. under the symbol “EQFC.”

The following table sets forth the high and low trading prices for the Company’s and Old Equitable’s common stock for each quarter during the last two fiscal years, as obtained from NASDAQ and the OTC Bulletin Board and the OTC Pink Marketplace operated by OTC Markets Group Inc., and the dividends paid during those periods. We have adjusted the share prices to reflect the 1.0911 exchange ratio in the conversion.

	Price Per Share		Dividends
	High	Low	Paid
Year Ending June 30, 2017
Fourth quarter	$10.60	$9.90	$—
Third quarter	$10.31	$9.70	$—
Second quarter	$9.90	$8.45	$—
First quarter	$8.99	$8.31	$—
Year Ending June 30, 2016
Fourth quarter	$8.44	$8.16	$—
Third quarter	$9.09	$8.15	$—
Second quarter	$9.09	$7.95	$—
First quarter	$9.15	$7.65	$—

On September 28, 2017, the Company had 275 stockholders of record, not including those who hold shares in “street name.”

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

Stock Repurchases

Since the Company completed its initial public offering in July, 2015, the Company’s Board of Directors has authorized a stock repurchase program for a total of 173,857 shares.  The repurchase program has been publicly announced.  As of June 30, 2017, the Company had repurchased 168,086 shares under this program.

Under the repurchase program, repurchases were or will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to SEC Rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time, depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the fiscal quarter ended June 30, 2017.

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
04/1/17 - 04/30/17	5,000	10.25	113,655	60,202
05/1/17 - 05/31/17	49,000	10.25	162,655	11,202
06/1/17 - 06/30/17	5,431	10.17	168,086	5,771
Total	168,086	$9.72

Item 6.  Selected Financial Data.

This item is not applicable because we are a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at June 30, 2017 and 2016 and for the fiscal years ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the audited consolidated financial statements and the notes thereto, appearing in Part II, Item 8 of this report. All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

Overview

We are a Nebraska‑based community bank headquartered in Grand Island, Nebraska, with full‑service branch offices in Grand Island, Omaha and North Platte, Nebraska. For most of our history as a community bank, which dates back to 1882, we have operated as a traditional thrift institution, focusing on the origination of one‑ to four‑family residential real estate loans. In the past 10 years, however, we have expanded our lending focus and now offer a wide range of loans to commercial businesses, agricultural borrowers and consumers—in addition to our traditional residential loan products. We also invest in securities, primarily U.S. government agency securities, municipal bonds and mortgage‑backed securities. In addition, we offer insurance and investment products and services from locations in Grand Island, North Platte, and Omaha.

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

Business Strategy

Our business strategy is to operate and grow a well‑capitalized, profitable, community‑oriented financial institution dedicated to providing quality customer service. Highlights of our business strategy are as follows:

•

Continuing to grow and diversify our loan portfolio in our existing market areas.  We have been successful in growing and diversifying our loan portfolio over the past 10 years. At June 30, 2017, we had total loans of $239.5 million. Of this amount, $43.1 million, or 18.0%, consisted of one‑ to four‑family residential real estate loans, $106.9 million, or 44.6%, consisted of commercial operating or real estate loans, and $57.8 million, or 24.2%, consisted of agricultural operating or real estate loans. Our strategy is to continue to focus on maintaining this type of diversified loan mix, which we believe will provide us with expanded lending opportunities in our existing market areas.

•

Applying disciplined underwriting practices to maintain the quality of our loan portfolio.  We believe that strong asset quality is a key to long‑term financial success. We have sought to grow and diversify our loan portfolio, while maintaining a high level of asset quality with moderate credit risk. We seek to accomplish this by applying underwriting standards that we believe are conservative and by pursuing diligent monitoring and collection efforts. As we have increased the amount of commercial and agricultural loans in our portfolio in recent years, we have sought to manage the larger loan exposures though our conservative approach to lending. At June 30, 2017, our nonperforming loans (loans which are 90 or more days delinquent and loans which are less than 90 days delinquent but classified as nonaccrual) were less than 1.0% of our total loan portfolio.

•

Continuing to grow our core deposits.  Over the past five years, we have been successful in growing our deposit base overall and in increasing the share of our deposit base that consists of core deposits. At June 30, 2017, our total deposits were $209.1 million, and core deposits were approximately 96.8% of total deposits. We believe core deposits have favorable cost and interest rate change resistance. In addition, we believe core deposits allow us greater opportunity to connect with our customers and offer them other financial services and products. Our strategy is to continue to focus on growing our deposit base as a source of funding for our loans and to continue our efforts to maintain core deposits as a high percentage of total deposits.

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

Comparison of Financial Condition at June 30, 2017 and June 30, 2016

Assets.  Total assets as of June 30, 2017 were $253.8 million, an increase of $28.7 million, or 12.7%, from $225.1 million at June 30, 2016.  This increase was primarily due to increases in securities available-for-sale and net loans offset by a decrease in interest-earning deposits. Securities available-for-sale increased $746,000, or 112.2%, to $1.4 million at June 30, 2017 from $665,000 at June 30, 2016.  This increase is attributable to the purchase of one security classified as available-for-sale.  Net loans increased $38.2 million, or 19.3% to $236.5 million at June 30, 2017 from $198.3 million at June 30, 2016.  This increase is attributable to loan growth in all markets of the Company.  Offsetting the increases was a decrease in interest-earning deposits to zero at June 30, 2017 from $12.4 million at June 30, 2016.  These deposits were used to fund the loan growth that was realized.

Non‑performing Assets and Allowance for Loan Losses.  We had non-performing assets of $2.6 million, or 1.0% of total assets as of June 30, 2017, and $2.3 million, or 1.0% of total assets as of June 30, 2016.  The increase in the amount of non-performing assets was related to a commercial real estate relationship and a one-to-four family relationship.  Offsetting these increases was a decrease of foreclosed assets.  The allowance for loan losses totaled $3.6 million at June 30, 2017 and $2.9 million at June 30, 2016.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.5% at June 30, 2017 and 1.5% at June 30, 2016.  The allowance for loan losses to non-performing loans was 149.3% at June 30, 2017 and 163.7% at June 30, 2016.

Deposits. Total deposits increased $22.1 million, or 11.8%, to $209.1 million at June 30, 2017 from $187.0 million at June 30, 2016.  The increase in deposits occurred as a result of increases in all deposit types.  Noninterest-bearing demand accounts increased $5.2 million, or 21.4%, to $29.5 million at June 30, 2017 from $24.3 million at June 30, 2016.  Interest-bearing NOW accounts increased $6.6 million, or 15.5%, to $49.3 million at June 30, 2017 from $42.7 million at June 30, 2016.  Money market accounts increased $6.6 million, or 10.9%, to $67.0 million at June 30, 2017 from $60.4 million at June 30, 2016.  Savings accounts increased $2.2 million, or 14.8%, to $17.1 million at June 30, 2017 from $14.9 million at June 30, 2016.  Time deposits increased $1.4 million, or 3.1%, to $46.1 million at June 30, 2017 from $44.7 million at June 30, 2016.  We attribute these changes in deposits to more aggressive marketing and continued development of commercial accounts related to our effort to provide full-service banking to our commercial loan customers.  Commercial deposit accounts carry larger average balances than retail deposit accounts.

Borrowings.  During the fiscal year ended June 30, 2017 we borrowed funds from FHLB of Topeka and Midwest Independent Bank on a short-term basis in order to support the loan growth.  FHLB borrowings at June 30, 2017 was $6.7 million and MIB federal funds purchased was $399,000.

Stockholders’ Equity.  Total stockholders’ equity decreased $400,000, or 1.1%, to $35.6 million at June 30, 2017 compared to $36.0 million at June 30, 2016.  This decrease was a result of the stock buyback plan totaling $1.6 million.  Offsetting this decrease was an increase of $1.2 million from net income.

Comparison of Operating Results for the Years ended June 30, 2017 and June 30, 2016

General.  We achieved net income of $1.2 million for the year ended June 30, 2017.  This represented an increase of $180,000, or 17.1%, for the fiscal year ended June 30, 2017 compared to $1.1 million for the fiscal year ended June 30, 2016.

Interest Income.  Total interest income increased $900,000, or 10.9%, to $9.3 million for the fiscal year ended June 30, 2017 from $8.4 million for the fiscal year ended June 30, 2016.  This increase was primarily attributable to increased loan volume.

Interest income from loans increased by $1.0 million, or 12.2%, to $9.2 million for the fiscal year ended June 30, 2017 from $8.2 million for the fiscal year ended June 30, 2016.  This increase is attributable to $38.2 million in loan growth.  Average loan balances were $216.1 million for the fiscal year ended June 30, 2017 compared to average loan balances of $188.4 million during the fiscal year ended June 30, 2016.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas.  The average yield on loans decreased 10 basis points to 4.27% for the fiscal year ended June 30, 2017 from 4.37% for the fiscal year ended June 30, 2016.

Interest income from securities decreased $33,000, or 41.3%, to $47,000 for the fiscal year ended June 30, 2017 from $80,000 for the fiscal year ended June 30, 2016.  This decrease was due to a decrease in average balances and average yields.  Average securities balances were $1.9 million for the fiscal year ended June 30, 2017 compared to $2.3 million for the fiscal year ended June 30, 2016.  The average yield on securities decreased 101 basis points to 2.29% for the fiscal year ended June 30, 2017 from 3.30% for the fiscal year ended June 30, 2016.

Other interest income decreased $49,000, or 68.1%, to $23,000 for the fiscal year ended June 30, 2017 from $72,000 for the fiscal year ended June 30, 2016.  This decrease is attributable to a decrease in average balances.  Average balances of interest-earning deposits decreased $14.6 million for the fiscal year end June 30, 2017.  However, the yield on interest-earning deposits increased for the fiscal year ended June 30, 2017 to 75 basis points compared to 41 basis points during the fiscal year ended June 30, 2016.

Interest Expense. Interest expense increased $95,000, or 9.1%, to $1.1 million for the fiscal year ended June 30, 2017 from $1.0 million for the fiscal year ended June 30, 2016.  This increase is attributable to increases in deposits interest expense, FHLB borrowings interest expense and other interest expense.  Deposits interest expense increased $81,000, or 7.8%, to $1.1 million for the fiscal year ended June 30, 2017 from $1.0 million for the fiscal year ended June 30, 2016.  This increase was primarily a result of increased average balances of deposit accounts as well as a slight increase in cost of funding deposit accounts.  Average balances for deposit accounts was $168.6 million for fiscal year ended June 30, 2017 compared to $161.6 million for the fiscal year ended June 30, 2016.  Cost of funding deposit accounts increased 2 basis points to 67 basis points for the fiscal year ended June 30, 2017 compared to 65 basis points for the fiscal year ended June 30, 2016.  FHLB borrowings interest expense was $11,000 for the fiscal year ended June 30, 2017 compared to zero for the fiscal year ended June 30, 2016.  Other interest expense increased $3,000, or 300%, to $4,000 for the fiscal year ended June 30, 2017 from $1,000 for the fiscal year ended June 30, 2016.  This increase was attributable to the borrowings of federal funds purchased to supply loan demand.

Net Interest Income.  Net interest income increased $821,000, or 11.2%, to $8.2 million for the fiscal year ended June 30, 2017 from $7.3 million for the fiscal year ended June 30, 2016.  Average interest-earning assets were $221.3 million for the fiscal year ended June 30, 2017 compared to $208.6 million for the fiscal year ended June 30, 2016.  The average yield on assets for the fiscal year ended June 30, 2017 was 4.20% compared to 4.02% for the fiscal year ended June 30, 2016.  Our net interest rate spread increased 17 basis points to 3.54% for the fiscal year ended June 30, 2017 from 3.37% for the fiscal year ended June 30, 2016.  Our net interest margin also increased 17 basis points to 3.69% for the fiscal year ended June 30, 2017 from 3.52% from the fiscal year ended June 30, 2016.  The ratio of average interest-earning assets to average interest-bearing liabilities increased to 129.9% for the fiscal year ended June 30, 2017 from 129.1% for the fiscal year ended June 30, 2016.

Provision for Loan Losses.  We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded provisions  of $644,000 and $275,000 for the fiscal years ended June 30, 2017 and 2016, respectively.  This increase in provision expense is attributable to loan growth of $38.2 million for the fiscal year ended June 30, 2017 compared to $19.9 million for fiscal year ended June 30, 2016.  The allowance for loan losses was $3.6 million, or 1.5% of loans outstanding at June 30, 2017, compared to $2.9 million, or 1.5%, at June 30, 2016.  The non-performing assets to total assets ratio at June 30, 2017 and 2016 was 1.0%.  The level of allowance is based on estimates and the ultimate losses may vary from the estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses as of June 30, 2017 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonable estimable.

Non‑Interest Income.  Non-interest income increased $261,000, or 10.9%, to $2.6 million for the fiscal year ended June 30, 2017 from $2.4 million for the fiscal year ended June 30, 2016.  All categories of noninterest income experienced increases for the fiscal year ended June 30, 2017.  Service charges on deposit accounts increased $37,000, or 6.2%, to $632,000 for the fiscal year ended June 30, 2017 from $595,000 for the fiscal year ended June 30, 2016.  Brokerage fee income increased $90,000, or 14.2%, to $723,000 for the fiscal year ended June 30, 2017 from $633,000 for the fiscal year ended June 30, 2016.  Gain on sale of loans increased $106,000, or 14.1%, to $856,000 for the fiscal year ended June 30, 2017 from $750,000 for the fiscal year ended June 30, 2016.  Other loan fees increased $18,000, or

6.8%, to $283,000 for the fiscal year ended June 30, 2017 from $265,000 for the fiscal year ended June 30, 2016.  Other income increased $11,000, or 7.8%, to $152,000 for the fiscal year ended June 30, 2017 from $141,000 for the fiscal year ended June 30, 2016.

Non‑Interest Expense.  Non-interest expense increased $343,000, or 4.3%, to $8.2 million for the fiscal year ended June 30, 2017 from $7.9 million for the fiscal year ended June 30, 2016.  Contributing to this increase were increases in salaries and employee benefits, occupancy and equipment, and advertising and public relations.  Salaries and employee benefits increased $294,000, or 6.6%, to $4.8 million for the fiscal year ended June 30, 2017 from $4.5 million for the fiscal year ended June 30, 2016.  Occupancy and equipment increased $81,000, or 9.1%, to $967,000 for the fiscal year ended June 30, 2017 from $886,000 for the fiscal year ended June 30, 2016.  Advertising and public relations increased $24,000, or 11.1%, to $240,000 for the fiscal year ended June 30, 2017 from $216,000 for the fiscal year ended June 30, 2016.  Offsetting these increases were decreases in regulatory fees and deposit insurance premiums and professional fees.  Regulatory fees and deposit insurance premiums decreased $37,000, or 17.9%, to $170,000 for the fiscal year ended June 30, 2017 from $207,000 for the fiscal year ended June 30, 2016.   Professional fees decreased $69,000, or 15.4%, to $379,000 for the fiscal year ended June 30, 2017 from $448,000 for the fiscal year ended June 30, 2016.

Income Tax Expense.  For the fiscal year ended June 30, 2017, we reported income tax expense of $681,000 compared to $491,000 for the fiscal year ended June 30, 2016.  The primary reason for the increase was an increase of $370,000 of pretax operating income.  Also contributing to the increase was the fact that, in June 30, 2016, a valuation allowance for $79,000 was reversed.  Our effective tax rate was 35.5% for the fiscal year ended June 30, 2017 and 31.8% for the fiscal year ended June 30, 2016.  See note 10 to the consolidated financial statements for the reconciliation of the statutory tax rate to the effective tax rate.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated. No tax equivalent adjustments were made. All average balances are monthly average balances. Non‑accruing loans have been included in the table as loans carrying a zero yield.

	For the Year ended June 30,
	2017			2016			2015
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$3,053	$23	0.75%	$17,704	$72	0.41%	$11,539	$31	0.27%
Securities(1)	1,922	44	2.29%	2,304	76	3.30%	4,086	164	4.01%
Loans receivable	216,058	9,225	4.27%	188,387	8,227	4.37%	164,937	7,222	4.38%
FHLB common stock	249	4	1.61%	228	4	1.75%	415	17	4.10%
Total interest-earning assets	221,282	9,296	4.20%	208,623	8,379	4.02%	180,977	7,434	4.11%
Total noninterest-earning assets	13,876			13,808			13,968
Total assets	$235,158			$222,431			$194,945
Interest-bearing liabilities:
Savings accounts	$15,812	$39	0.25%	$14,305	$34	0.24%	$12,826	$32	0.25%
NOW accounts	45,746	187	0.41%	43,122	169	0.39%	39,699	155	0.39%
Money market accounts	64,492	477	0.74%	58,471	404	0.69%	44,206	266	0.60%
Certificates of deposit	42,562	422	0.99%	45,669	437	0.96%	47,538	481	1.01%
Total deposits	168,612	1,125	0.67%	161,567	1,044	0.65%	144,269	934	0.65%
Federal funds purchased and securities sold under repurchase agreements	465	4	0.86%	—	—	—%	173	1	0.58%
FHLB advances	1,293	11	0.85%	—	—	—%	6,556	240	3.66%
Total interest-bearing liabilities	170,370	1,140	0.67%	161,567	1,044	0.65%	150,998	1,175	0.78%
Noninterest-bearing demand deposits
—checking accounts	26,937			23,220			20,980
Other liabilities	1,798			4,446			2,705
Total liabilities	199,105			189,233			174,683
Stockholders’ equity	36,053			33,198			20,262
Total liabilities and stockholders’ equity	$235,158			$222,431			$194,945
Net interest income		$8,156			$7,335			$6,259
Net interest rate spread(2)			3.53%			3.37%			3.33%
Net interest-earning assets(3)	$50,912			$47,056			$29,979
Net interest margin(4)			3.69%			3.52%			3.46%
Average interest-earning assets to average interest-bearing liabilities			129.88%			129.12%			119.85%

(1)	Yield is stated on a pre‑tax basis.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest‑earning assets and the weighted average rate of interest‑bearing liabilities.
(3)	Net interest‑earning assets represent total interest‑earning assets less total interest‑bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest‑earning assets.

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

	Year Ended			Year Ended
	June 30, 2017 vs 2016			June 30, 2016 vs 2015
	Increase			Increase
	(Decrease)		Total	(Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$(85)	$36	$(49)	$22	$19	$41
Securities	(11)	(21)	(32)	(63)	(25)	(88)
Loans receivable	1,189	(191)	998	1,022	(17)	1,005
FHLB Stock	—	—	—	(6)	(7)	(13)
Total interest-earning assets	1,093	(176)	917	975	(30)	945
Interest-bearing liabilities:
Savings accounts	3	2	5	6	(4)	2
NOW accounts	10	8	18	14	—	14
Money market accounts	43	30	73	94	44	138
Certificates of deposit	(33)	18	(15)	(19)	(25)	(44)
Federal funds purchased and securities sold under repurchase agreements	4	—	4	(1)	—	(1)
FHLB advances	11	—	11	(240)	—	(240)
Total interest-bearing liabilities	38	58	96	(146)	15	(131)
Change in net interest income	$1,055	$(234)	$821	$1,121	$(45)	$1,076

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

Economic Value of Equity Analysis.  We analyze the sensitivity of our financial condition to changes in interest rates through an economic value of equity model provided by an outside consulting firm. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. The following table presents the changes in the economic value of equity of Equitable Bank at June 30, 2017 that would occur in the event of the scenarios referenced in the table, with no effect given to any steps that we might take to counteract that change.

	June 30, 2017
				EVE as % of
	Economic Value of Equity (“EVE”)			Economic Value of
	(Dollars in thousands)			Assets
Basis Point (“bp”)	Estimated				Change
Change in Interest Rates(1)	EVE	$ Change	% Change	EVE Ratio	(bp)
400 bp	$25,602	2,948	13.0%	11.31%	210
300	24,956	2,302	10.2%	10.76%	155
200	23,801	1,147	5.1%	10.05%	84
100	23,708	1,054	4.7%	9.79%	58
0	22,654	—	—	9.21%	—
−100	21,660	(994)	(4.4)%	8.65%	(56)

(1)	Assumes instantaneous parallel changes in interest rates.

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

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs. Liquid assets, which include cash and cash equivalents and securities available for sale, totaled $6.3 million, or 2.5% of total assets at June 30, 2017, compared to $15.6 million, or 6.9% of total assets, at June 30, 2016. We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage‑backed securities, maturities of investment securities and other short‑term investments, and earnings and funds provided from operations. While scheduled principal repayments on loans and mortgage‑backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. We set the interest rates on our deposits to maintain a desired level of total deposits. In addition, we invest excess funds in short‑term interest‑earning investments and other assets, which provide liquidity to meet lending requirements. Short‑term interest‑earning deposits with the Midwest Independent Bank amounted to $12.4 million at June 30, 2016.  However, at June 30, 2017 we did not have any excess funds to invest.

A significant portion of our liquidity consists of securities classified as available‑for‑sale and cash and cash equivalents, which are a product of our operating, investing and financing activities. Our primary sources of cash are net income, principal repayments on loans and mortgage‑backed securities, and increases in deposit accounts, along with advances from the FHLB of Topeka.

Liquidity management is both a daily and long‑term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of Topeka which provides an additional source of funds. At June 30, 2017, we had borrowed $6.7 million of funds from FHLB of Topeka.  At June 30, 2016 we had no borrowings with FHLB of Topeka.

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.8 million and $3.3 million for the fiscal years ended June 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sales, calls, and maturities of securities and proceeds from the pay downs on mortgage‑backed securities, was $40.5 million and $18.5 million for the fiscal years ended June 30, 2017 and 2016, respectively. Net cash provided by financing activities, was $27.6 million and $8.7 million for the fiscal years June 30, 2017 and 2016, respectively.  Cash provided by financing activities is mainly from deposit account activity and advances from FHLB of Topeka.

At June 30, 2017, we had outstanding commitments of $4.1 million to originate loans. This amount does not include the unfunded portion of loans in process. At June 30, 2017, certificates of deposit scheduled to mature in less than one year totaled $22.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with us, although there can be no assurance that this will be the case. In addition, the cost of such deposits may be significantly higher upon renewal in a rising interest rate environment.

At June 30, 2017, we exceeded all our regulatory capital requirements with a Tier 1 leverage capital level of $28.0 million, or 11.4% of adjusted total assets, which is above our individual minimum capital required level of $9.8 million, or 4.0%; a common equity Tier 1 capital level of $28.0 million, or 11.9% of risk‑weighted assets, which is above our individual minimum capital required level of $10.5 million, or 4.5%; a Tier 1 risk‑based capital level of $28.0 million, or 11.9% of risk‑weighted assets, which is above our individual minimum capital required level of $14.1 million, or 6.0%; and a total risk‑based capital level of $30.9 million, or 13.2% of risk‑weighted assets, which is above our individual minimum capital required level of $18.7 million, or 8.0%. Accordingly, Equitable Bank was classified as well‑capitalized at June 30, 2017.

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

For the year ended June 30, 2017, we did not engage in any off‑balance‑sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

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
Grand Island, Nebraska

We have audited the accompanying consolidated balance sheets of Equitable Financial Corp. (Company) as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, change in stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equitable Financial Corp. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Lincoln, Nebraska
September 28, 2017

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

June 30, 2017 and 2016

	2017	2016
Assets
Cash and due from financial institutions	$4,881,007	$2,567,296
Interest-earning deposits	—	12,380,000
	4,881,007	14,947,296
Securities available-for-sale	1,410,955	664,755
Securities held-to-maturity	735,978	781,740
Federal Home Loan Bank stock, at cost	453,400	229,900
Loans, net of allowance for loan losses of $3,555,000 and $2,947,000, respectively	236,545,125	198,309,920
Premises and equipment, net	5,424,855	5,274,461
Foreclosed assets, net	223,200	461,847
Accrued interest receivable	1,297,908	1,147,467
Deferred taxes, net	862,009	1,416,093
Other assets	2,008,051	1,853,698

Total assets	$253,842,488	$225,087,177

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$29,546,051	$24,296,166
Interest-bearing deposits	179,512,265	162,666,186
	209,058,316	186,962,352
Federal funds purchased	399,000	—
Federal Home Loan Bank Borrowings	6,745,400	—
Advance payments from borrowers for taxes and insurance	432,960	387,166
Accrued interest payable and other liabilities	820,229	1,198,850
Total liabilities	217,455,905	188,548,368

Common stock in ESOP subject to contingent repurchase obligation	815,280	564,723

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized 3,372,532 and 3,477,157 issued and outstanding at June 30, 2017 and June 30, 2016, respectively	33,725	34,771
Additional paid-in capital	25,794,124	26,844,426
Retained earnings	12,474,958	11,239,913
Unearned ESOP shares	(1,107,692)	(1,246,045)
Shares reserved for stock compensation	(797,950)	(338,332)
Accumulated other comprehensive gain/(loss), net of tax	(10,582)	4,076
Reclassification of ESOP shares	(815,280)	(564,723)
Total stockholders’ equity	35,571,303	35,974,086

Total liabilities and stockholders’ equity	$253,842,488	$225,087,177

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

Years Ended June 30, 2017 and 2016

	2017	2016
Interest income:
Loans	$9,225,388	$8,228,373
Securities	47,078	79,639
Other	23,111	71,502
Total interest income	9,295,577	8,379,514

Interest expense:
Deposits	1,125,318	1,043,895
Federal Home Loan Bank borrowings	10,970	—
Other	3,786	792
Total interest expense	1,140,074	1,044,687

Net interest income	8,155,503	7,334,827
Provision for loan losses	644,029	275,024
Net interest income after provision for loan losses	7,511,474	7,059,803

Noninterest income:
Service charges on deposit accounts	631,673	594,624
Brokerage fee income	722,640	633,215
Gain on sale of loans	856,222	750,353
Other loan fees	283,310	264,626
Other income	151,503	141,385
Total noninterest income	2,645,348	2,384,203

Noninterest expense:
Salaries and employee benefits	4,773,321	4,479,207
Director and committee fees	166,000	160,150
Data processing fees	552,608	539,077
Occupancy and equipment	967,055	886,280
Regulatory fees and deposit insurance premium	170,262	206,756
Advertising and public relations	239,677	215,681
Insurance and surety bond premiums	96,529	98,978
Professional fees	379,076	448,289
Supplies, telephone and postage	275,065	265,254
Other expenses	621,360	598,770
Total noninterest expense	8,240,953	7,898,442

Income before income taxes	1,915,869	1,545,564

Income tax expense	(680,824)	(490,806)

Net income	$1,235,045	$1,054,758

Basic earnings per share	$0.37	$0.32
Diluted earnings per share	$0.35	$0.32

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

For the Years Ended June 30, 2017 and 2016

	2017	2016
Net income	$1,235,045	$1,054,758
Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale, net of tax	(14,658)	8,131
Comprehensive income	$1,220,387	$1,062,889

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended June 30, 2017 and 2016

					Shares		Accumulated	Amount
					Reserved for		Other	Reclassified
	Common	Additional	Retained	Unearned	Stock	Treasury	Comprehensive	on ESOP
	Stock	Paid-in Capital	Earnings	ESOP Shares	Compensation	Stock	Gain/(Loss)	Shares	Total

Balance, June 30, 2015	$32,975	$13,086,447	$10,185,155	$(408,750)	$(465,080)	$(978,682)	$(4,055)	$(516,800)	$20,931,210

Net income	—	—	1,054,758	—	—	—	—	—	1,054,758
Other comprehensive income	—	—	—	—	—	—	8,131	—	8,131
Stock Offering Proceeds	1,796	13,820,592	—	(951,912)	—	978,682	—	—	13,849,158
Release of 12,888 unearned ESOP shares	—	(8,972)	—	114,617	—	—	—	—	105,645
Stock compensation expense	—	(53,641)	—	—	126,748	—	—	—	73,107
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	—	(47,923)	(47,923)

Balance, June 30, 2016	34,771	26,844,426	11,239,913	(1,246,045)	(338,332)	—	4,076	(564,723)	35,974,086

Net Income	—	—	1,235,045	—	—	—	—	—	1,235,045
Other comprehensive loss	—	—	—	—	—	—	(14,658)	—	(14,658)
Release of 15,857 unearned ESOP shares	—	13,751	—	138,353	—	—	—	—	152,104
Stock compensation expense	—	(54,403)	—	—	168,646	—	—	—	114,243
Equity Incentive Plan stock issued	635	627,629	—	—	(628,264)	—	—	—	—
Stock buyback	(1,681)	(1,637,279)	—	—	—	—	—	—	(1,638,960)
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares	—	—	—	—	—	—	—	(250,557)	(250,557)

Balance, June 30, 2017	$33,725	$25,794,124	$12,474,958	$(1,107,692)	$(797,950)	$—	$(10,582)	$(815,280)	$35,571,303

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended June 30, 2017 and 2016

	2017	2016
Cash Flows from Operating Activities:
Net income	$1,235,045	$1,054,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	342,875	343,651
Federal Home Loan Bank stock dividends	(3,100)	(3,100)
ESOP expense	152,104	105,645
Stock compensation expense	114,243	73,107
Amortization of deferred loan origination costs, net	508,623	480,453
Amortization of premiums and discounts	9,693	16,214
Gain on sale of loans	(856,222)	(750,353)
(Gain)/Loss on sale of foreclosed assets	(4,579)	11,008
Loss on disposal of premises and equipment	—	58,153
Provision for loan losses	644,029	275,024
Deferred taxes	561,635	344,906
Loans originated for sale	(33,226,181)	(27,572,874)
Proceeds from sale of loans	33,721,173	28,507,437
Loss on investment from low income housing	4,859	28,087
Changes in:
Accrued interest receivable	(150,441)	(103,196)
Other assets	105,164	301,223
Accrued interest payable and other liabilities	(363,621)	138,984
Net cash provided by operating activities	2,795,299	3,309,127

Cash Flows from Investing Activities:
Net change in loans	(39,306,004)	(21,281,161)
Proceeds from sale of foreclosed assets, net	243,226	115,500
Proceeds from maturity of time deposits with financial institutions	—	500,000
Securities available-for-sale:
Proceeds from calls and principal repayments	209,200	223,292
Purchases	(985,400)	(469,253)
Securities held-to-maturity:
Proceeds from calls and principal repayments	43,861	2,492,571
Purchases of Federal Home Loan Bank stock	(220,400)	—
Purchase of premises and equipment	(493,269)	(124,475)
Net cash used in investing activities	(40,508,786)	(18,543,526)

(Continued)

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

Years Ended June 30, 2017 and 2016

	2017	2016
Cash Flows from Financing Activities:
Net change in deposits	$22,095,964	$12,193,431
Net change in federal funds purchased	399,000	—
Proceeds from Federal Home Loan Bank borrowings	17,140,400	—
Repayments of Federal Home Loan Bank borrowings	(10,395,000)	—
Net change in advance payments from borrowers for taxes and insurance	45,794	(17,301)
Stock Buyback	(1,638,960)	—
Purchase of ESOP Shares	—	(951,912)
Expenses and return of proceeds in advance of offering	—	(2,555,176)
Net cash provided by financing activities	27,647,198	8,669,042

Decrease in cash and cash equivalents	(10,066,289)	(6,565,357)

Cash and Cash Equivalents:
Beginning	14,947,296	21,512,653

Ending	$4,881,007	$14,947,296

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$1,131,966	$1,041,293
Income taxes paid	$162,879	$137,765

Supplemental Noncash Disclosure:
Transfer of loans to foreclosed assets	$—	$238,647

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

Cash flows:  Cash and cash equivalents include cash, deposits with other financial institutions with maturities under 90 days when purchased, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, and advance payments from borrowers for taxes and insurance.  Excess cash is held in a fully secured excess balance account with Midwest Independent Bank.  The balance at Midwest Independent Bank at June 30, 2017 and 2016 was zero and $12.4 million, respectively.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Federal Home Loan Bank stock: The Bank is a member of the Federal Home Loan Bank (FHLB) system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment.  In accordance with the applicable accounting guidance, the stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.  With consideration given to the previous criteria, management concluded that the stock was not impaired at June 30, 2017 and June 30, 2016.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors.  As of June 30, 2017 and June 30, 2016, loans held for sale were immaterial to the consolidated financial statements.

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

Mortgage servicing rights: Mortgage servicing rights are recognized separately when rights are acquired through purchase or through sale of financial assets.  The Company subsequently measures each class of servicing assets on the amortization method.  Under the amortization method, servicing rights are amortized in proportion to and over the period of estimated net servicing income.  The amortized assets are assessed for impairment based on fair value of each reporting date.

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

Long-term assets:  Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.  No impairment has been recognized by the Company for the years ended June 30, 2017 and 2016.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Stock based compensation: Compensation cost for stock based compensation is recognized based on the fair value of these awards at the date of the grant over the requisite service period, usually the vesting period.  The Company uses a Black-Scholes pricing model and related assumption for estimating the fair value of stock options and a five-year vesting period for stock options and restricted stock awards.

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

Recent accounting pronouncements:  In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers.  The ASU is effective for the Company with the fiscal year ending June 30, 2019.  FASB issued this ASU to clarify the principles for recognizing revenue and to develop a common revenue standard.  The Company believes this will have a minimal impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this Update address certain aspects of recognition, measurement, presentation, and

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The purpose of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The Update replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  This ASU is expected to have an impact on the Company’s consolidated financial statements. The Company is currently evaluating the effect this will have on its financial statements.

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

In March 2017, the FASB issued ASU 2017-08 Receivables – Nonrefundable Fees and Other Costs.  The purpose of this Update is to shorten the amortization period of certain callable debt securities held at a premium.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 Compensation – Stock Compensation.  The purpose of this Update is to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 2.Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
U.S. Government-sponsored agencies securities	$986,919	$—	$(17,974)	$968,945
Residential mortgage-backed securities	440,070	1,973	(33)	442,010
	$1,426,989	$1,973	$(18,007)	$1,410,955

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$658,579	$6,176	$—	$664,755

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$135,978	$10,279	$—	$146,257
Municipal securities	600,000	—	(384)	599,616
	$735,978	$10,279	$(384)	$745,873

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2016	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$180,035	$15,281	$—	$195,316
Municipal securities	601,705	4,093	—	605,798
	$781,740	$19,374	$—	$801,114

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by the Government National Mortgage Association, U.S. Government-sponsored agencies, and local municipal securities.  Interest income from U.S. Government-sponsored agencies approximated $12,000 and $0 for the years ended June 30, 2017 and 2016, respectively.  Interest income from municipal securities approximated $17,000 and $58,000 for the years ended June 30, 2017 and 2016, respectively.

The contractual maturities of the residential mortgage-backed securities at June 30, 2017 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $969,000 of U.S. Government-sponsored agency securities will mature in the year ending June 30, 2023.  Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.

There were no sales of securities for the years ended June 30, 2017 and 2016.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements. The Company has not recognized other-than-temporary impairment on any securities for the years ended June 30, 2017 and 2016.

The following table shows the amount of securities pledged at June 30, 2017 and 2016:

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

	June 30, 2017	June 30, 2016
Securities available-for-sale, at fair value	$1,410,955	$664,755
Securities held-to-maturity, at amortized cost	643,978	746,084

Note 3.Loans

Loans at June 30 are as follows:

	2017	2016
Commercial:
Operating	$20,139,045	$15,355,676
Real estate	86,809,938	67,698,929
Agricultural:
Operating	26,739,407	22,942,560
Real estate	31,105,790	24,965,541
Residential real estate:
1-4 family	43,060,013	40,309,797
Home equity	11,748,363	12,644,624
Other:
Construction and land	16,175,698	13,210,393
Consumer	3,674,674	3,566,917
Total loans	239,452,928	200,694,437

Deferred loan origination costs, net	647,197	562,483
Allowance for loan losses	(3,555,000)	(2,947,000)
	(2,907,803)	(2,384,517)

Loans, net	$236,545,125	$198,309,920

Changes in the allowance for loan losses, by portfolio segment, during the years ended June 30, 2017 and 2016 are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	2017
Balance, beginning	$1,337,000	$738,000	$655,000	$217,000	$2,947,000
Provision charged to expense	396,291	180,000	(1,432)	69,170	644,029
Recoveries	24,511	—	2,620	3,208	30,339
Loans charged off	(54,802)	—	(188)	(11,378)	(66,368)
Balance, ending	$1,703,000	$918,000	$656,000	$278,000	$3,555,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	2016
Balance, beginning	$1,124,000	$697,000	$644,000	$118,000	$2,583,000
Provision charged to expense	118,418	41,000	9,416	106,190	275,024
Recoveries	94,582	—	1,584	5,551	101,717
Loans charged off	—	—	—	(12,741)	(12,741)
Balance, ending	$1,337,000	$738,000	$655,000	$217,000	$2,947,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The allowance for loan losses, by impairment evaluation and portfolio segment, as of June 30, 2017 and 2016, is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	2017
Allowance for loans individually evaluated for impairment	$6,487	$17,973	$29,271	$1,949	$55,680
Allowance for loans collectively evaluated for impairment	1,696,513	900,027	626,729	276,051	3,499,320
	$1,703,000	$918,000	$656,000	$278,000	$3,555,000

Loans individually evaluated for impairment	$870,377	$864,357	$3,142,020	$20,408	$4,897,162
Loans collectively evaluated for impairment	106,078,606	56,980,840	51,666,356	19,829,964	234,555,766
	$106,948,983	$57,845,197	$54,808,376	$19,850,372	$239,452,928

Allowance as a percentage of loans individually evaluated for impairment	0.75%	2.08%	0.93%	9.55%	1.14%
Allowance as a percentage of loans collectively evaluated for impairment	1.60%	1.58%	1.21%	1.39%	1.49%
Allowance as a percentage of total loans evaluated for impairment	1.59%	1.59%	1.20%	1.40%	1.48%

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	2016
Allowance for loans individually evaluated for impairment	$34,975	$—	$17,828	$—	$52,803
Allowance for loans collectively evaluated for impairment	1,302,025	738,000	637,172	217,000	2,894,197
	$1,337,000	$738,000	$655,000	$217,000	$2,947,000

Loans individually evaluated for impairment	$227,824	$885,757	$3,726,602	$3,194	$4,843,377
Loans collectively evaluated for impairment	82,826,781	47,022,344	49,227,819	16,774,116	195,851,060
	$83,054,605	$47,908,101	$52,954,421	$16,777,310	$200,694,437

Allowance as a percentage of loans individually evaluated for impairment	15.35%	—%	0.48%	—%	1.09%
Allowance as a percentage of loans collectively evaluated for impairment	1.57%	1.57%	1.29%	1.29%	1.48%
Allowance as a percentage of total loans evaluated for impairment	1.61%	1.54%	1.24%	1.29%	1.47%

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans, as of June 30, 2017 and 2016, is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	2017
Classes of loans:
Commercial:
Operating	$20,072,350	$33,060	$13,240	$20,395	$20,139,045	$154,671
Real estate	86,809,938	—	—	—	86,809,938	640,881
Agricultural:
Operating	26,699,805	32,754	—	6,848	26,739,407	6,848
Real estate	30,263,281	47,900	—	794,609	31,105,790	857,509
Residential real estate:
1-4 family	42,722,767	164,549	—	172,697	43,060,013	675,197
Home equity	11,748,363	—	—	—	11,748,363	22,649
Other:
Construction and land	16,175,698	—	—	—	16,175,698	—
Consumer	3,670,927	—	3,747	—	3,674,674	24,124
	$238,163,129	$278,263	$16,987	$994,549	$239,452,928	$2,381,879

As a percentage of total loan portfolio	99.45%	0.12%	0.01%	0.42%	100.00%	0.99%

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	2016
Classes of loans:
Commercial:
Operating	$15,256,328	$99,348	$—	$—	$15,355,676	$97,294
Real estate	67,606,842	—	—	92,087	67,698,929	92,087
Agricultural:
Operating	22,318,246	624,314	—	—	22,942,560	6,848
Real estate	24,965,541	—	—	—	24,965,541	877,909
Residential real estate:
1-4 family	38,428,793	1,823,353	23,736	33,915	40,309,797	688,454
Home equity	12,644,624	—	—	—	12,644,624	29,807
Other:
Construction and land	13,210,393	—	—	—	13,210,393	—
Consumer	3,563,221	1,294	—	2,402	3,566,917	7,248
	$197,993,988	$2,548,309	$23,736	$2,402	$200,694,437	$1,799,647

As a percentage of total loan portfolio	98.66%	1.27%	0.01%	0.06%	100.00%	0.90%

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of June 30, 2017 and 2016:

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	2017
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$324,038	$326,045	$—	$650,083
Good Quality (rating 2)	177,795	6,638,998	5,185,147	3,541,630	2,868,632	18,412,202
Acceptable Quality (rating 3)	8,470,283	44,240,531	9,271,425	12,354,765	10,426,245	84,763,249
Fair Quality (rating 4)	11,313,276	31,603,455	11,489,750	13,116,352	2,880,821	70,403,654
Special Mention (rating 5)	—	1,948,017	403,234	—	—	2,351,251
Substandard (rating 6)	177,691	2,378,937	65,813	1,766,998	—	4,389,439
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$20,139,045	$86,809,938	$26,739,407	$31,105,790	$16,175,698	$180,969,878

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	2016
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$484,813	$348,011	$—	$832,824
Good Quality (rating 2)	213,824	4,923,002	5,510,208	6,173,479	1,987,892	18,808,405
Acceptable Quality (rating 3)	7,732,341	33,606,696	5,992,063	9,729,301	6,675,761	63,736,162
Fair Quality (rating 4)	7,294,630	28,578,771	9,604,176	7,836,841	4,546,740	57,861,158
Special Mention (rating 5)	—	—	829,738	—	—	829,738
Substandard (rating 6)	114,881	590,460	521,562	877,909	—	2,104,812
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$15,355,676	$67,698,929	$22,942,560	$24,965,541	$13,210,393	$144,173,099

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	2017
Delinquency status*:
Performing	$42,220,268	$11,725,714	$3,650,519	$57,596,501
Nonperforming	839,745	22,649	24,155	886,549
	$43,060,013	$11,748,363	$3,674,674	$58,483,050

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	2016
Delinquency status*:
Performing	$37,832,838	$12,614,817	$3,558,375	$54,006,030
Nonperforming	2,476,959	29,807	8,542	2,515,308
	$40,309,797	$12,644,624	$3,566,917	$56,521,338

*     Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At June 30, 2017 and June 30, 2016 there were no loans 90 days past due and still accruing.

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

Loans, by classes of loans, considered to be impaired as of June 30, 2017 and 2016 are summarized as follows:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	2017
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$164,823	$164,128	$—	$163,276	$10,709
Real estate	643,226	640,881	—	321,613	14,232
Agricultural:
Operating	7,503	6,848	—	7,256	—
Real estate	432,468	371,452	—	437,100	—
Residential real estate:
1-4 family	2,448,574	2,439,137	—	2,523,171	142,377
Home equity	7,880	7,868	—	8,712	584
	3,704,474	3,630,314	—	3,461,128	167,902

Impaired loans with specific allowance recorded:
Commercial:
Operating	65,701	65,369	6,487	40,279	3,037
Agricultural:
Real estate	525,068	486,056	17,973	511,830	951
Residential real estate:
1-4 family	695,327	679,474	28,857	699,391	18,137
Home equity	15,553	15,541	414	16,717	1,240
Other:
Consumer	20,433	20,408	1,949	23,116	1,213
	1,322,082	1,266,848	55,680	1,291,333	24,578

Total impaired loans:
Commercial:
Operating	230,524	229,497	6,487	203,555	13,746
Real estate	643,226	640,881	—	321,613	14,232
Agricultural:
Operating	7,503	6,848	—	7,256	—
Real estate	957,536	857,508	17,973	948,930	951
Residential real estate:
1-4 family	3,143,901	3,118,611	28,857	3,222,562	160,514
Home equity	23,433	23,409	414	25,429	1,824
Other:
Consumer	20,433	20,408	1,949	23,116	1,213
	$5,026,556	$4,897,162	$55,680	$4,752,461	$192,480

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
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

Impaired loans, for which no allowance has been provided as of June 30, 2017 and 2016, have adequate collateral, based on management’s current estimates.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The following summarizes the number and recorded investment of troubled debt restructurings (“TDRs”) as of June 30, 2017 and 2016:

	June 30, 2017
	Number	Recorded
	of TDRs	Investment
Concession — Extension of maturity:
Commercial:
Operating	10	$177,272
Real estate	1	643,226
Agricultural:
Real estate	7	775,731
Residential real estate:
1-4 family	28	1,370,885
Home equity	2	7,881
	48	$2,974,995

Concession — Reduction of interest rate below market:
Commercial:
Operating	1	$39,836
Residential real estate:
1-4 family	48	1,637,621
Home equity	1	15,553
	50	$1,693,010

Total:
Commercial:
Operating	11	$217,108
Real estate	1	643,226
Agricultural:
Real estate	7	775,731
Residential real estate:
1-4 family	76	3,008,506
Home equity	3	23,434
	98	$4,668,005

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

	June 30, 2016
	Number	Recorded
	of TDRs	Investment
Concession — Extension of maturity:
Commercial:
Operating	5	$76,088
Real estate	2	103,462
Agricultural:
Operating	1	1,000
Real estate	7	732,633
Residential real estate:
1-4 family	36	1,769,362
Home equity	4	59,336
Other:
Consumer	1	3,756
	56	$2,745,637

Concession — Reduction of interest rate below market:
Commercial:
Operating	1	$48,302
Residential real estate:
1-4 family	48	1,722,564
Home equity	1	17,882
	50	$1,788,748

Total:
Commercial:
Operating	6	$124,390
Real estate	2	103,462
Agricultural:
Operating	1	1,000
Real estate	7	732,633
Residential real estate:
1-4 family	84	3,491,926
Home equity	5	77,218
Other:
Consumer	1	3,756
	106	$4,534,385

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The following summarizes the number and investment in TDRs, by type of concession, that were restructured during the years ended June 30, 2017 and 2016:

	Number	Recorded
For the year ended June 30, 2017	of TDRs	Investment
Concession — Extension of maturity:
Commercial:
Operating	3	$77,919
Real estate	1	643,226
Residential real estate:
1-4 family	1	128,075
	5	$849,220

Total:
Commercial:
Operating	3	$77,919
Real estate	1	643,226
Residential real estate:
1-4 family	1	128,075
	5	$849,220

	Number	Recorded
For the year ended June 30, 2016	of TDRs	Investment
Concession — Extension of maturity:
Commercial:
Operating	2	$65,085
Agricultural:
Operating	1	1,000
Real estate	6	$483,556
Residential real estate:
1-4 family	3	$268,490
	12	$818,131

Total:
Commercial:
Operating	2	$65,085
Agricultural:
Operating	1	1,000
Real estate	6	$483,556
Residential real estate:
1-4 family	3	$268,490
	12	$818,131

Note 4.Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of these loans were approximately $112,128,000 and $100,745,000 at June 30, 2017 and 2016, respectively.  Included in other assets are approximately $853,000 and $701,000 of mortgage servicing rights at June 30, 2017 and 2016, respectively.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

During the years ended June 30, 2017 and 2016, the Company sold approximately $33,721,000 and $28,507,000, respectively, of fixed-rate loans secured by one-to-four family residential real estate, which resulted in a pre-tax gain on the sale of approximately $856,000 and $750,000 for years ended June 30, 2017 and 2016, respectively.

The Company entered into an agreement with the FHLB to originate mortgage loans on behalf of the FHLB and to sell closed loans to the FHLB under the FHLB Mortgage Partnership Finance (“MPF”) program.  Under the terms of the agreement, the Company retains a portion of the credit risk associated with each conventional loan pool under a risk-sharing agreement.  The Company’s credit losses are capped by the credit enhancement amount established for each pool of loans.  Losses beyond that cap are absorbed by the FHLB.  At June 30, 2017 and 2016, the amount of conventional loans outstanding that were originated and sold to the FHLB in the MPF was $26,882,089 and $20,078,590, respectively, with possible credit enhancement losses capped at $583,203 and $1,035,414 at June 30, 2017 and 2016, respectively.  The Company has no history of losses and no losses were accrued in the Company’s consolidated financial statements at June 30, 2017 and 2016.

Note 5.Accrued Interest Receivable

Accrued interest receivable at June 30 is summarized as follows:

	2017	2016
Securities	$5,373	$3,259
Loans	1,292,535	1,144,208

	$1,297,908	$1,147,467

Note 6.Premises and Equipment, Net

Premises and equipment, net at June 30 are as follows:

	2017	2016
Land and land improvements	$1,485,458	$1,337,723
Buildings and improvements	7,038,547	6,923,640
Furniture and equipment	1,282,315	1,252,015
Computer equipment	471,979	492,766
Vehicles	57,016	57,016
	10,335,315	10,063,160
Less accumulated depreciation	(4,910,460)	(4,788,699)

	$5,424,855	$5,274,461

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Note 7.Deposits

Deposits as of June 30 are as follows:

	2017	2016
Noninterest-bearing demand	$29,546,051	$24,296,166
Interest-bearing NOW	49,252,671	42,734,473
Money market	67,039,151	60,352,403
Savings	17,104,400	14,869,638
Certificates of deposit	46,116,043	44,709,672

	$209,058,316	$186,962,352

Certificates of deposit of $250,000 or more were approximately $4,737,000 and $3,866,000 at June 30, 2017 and 2016, respectively.

At June 30, 2017, the scheduled maturities of certificates of deposit are as follows:

Year Ending June 30,
2018	$21,990,649
2019	13,386,469
2020	6,041,736
2021	1,445,231
2022 and beyond	3,251,958

$46,116,043

Interest expense on deposit accounts is summarized as follows for the years ended June 30:

	2017	2016
Interest-bearing NOW	$186,561	$169,242
Money market	477,148	403,825
Savings	38,922	33,941
Certificates of deposit	422,687	436,887

	$1,125,318	$1,043,895

Note 8.Borrowings

The Company has a line of credit with the FHLB of Topeka which expires July 6, 2018.  The line of credit accrues interest at a variable rate (1.24% at June 30, 2017).  At June 30, 2017 the balance in the line of credit was $6,745,400.  At June 30, 2016 there was no balance in the line of credit with FHLB of Topeka.  The Company maintains a collateral pledge agreement covering secured advances whereby the Company has agreed to pledge certain real estate loans to secure advances from the FHLB of Topeka.  All stock in the FHLB of Topeka is pledged as additional collateral for these advances.  At June 30, 2017 and 2016, approximately $61.8 million and $49.5 million, respectively, of real estate loans collateralized the advances.  At June 30, 2017, the Company had the ability to borrow an additional $35.3 million in FHLB advances.

The Company has an unsecured line with Midwest Independent Bank,  Pacific Cost Bankers Bank and Zions Bank.  At June 30, 2017 the Company had an outstanding balance of $399,000 with Midwest Independent Bank.  At June 30, 2016 there was no outstanding balances on these line of credits.  At June 30, 2017, the Company had the ability to borrow $4.6

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

million from Midwest Independent Bank, $4.0 million from Pacific Coast Bankers Bank, and $6.0 million with Zions Bank

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of June 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject and is classified as well capitalized.

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2017
Total capital (to risk-weighted assets)	$30,893	13.2%	$18,740	8.0%	$23,425	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	27,956	11.9%	10,541	4.5%	15,226	6.5%
Tier 1 (core) capital (to risk-weighted assets)	27,956	11.9%	14,055	6.0%	18,740	8.0%
Tier 1 (core) capital (to adjusted total assets)	27,956	11.4%	9,806	4.0%	12,257	5.0%

June 30, 2016
Total capital (to risk-weighted assets)	$28,977	14.7%	$15,805	8.0%	$19,757	10.0%
Common equity Tier 1 capital (to risk-weighted	26,500	13.4%	8,891	4.5%	12,842	6.5%
Tier 1 (core) capital (to risk-weighted assets)	26,500	13.4%	11,854	6.0%	15,805	8.0%
Tier 1 (core) capital (to adjusted total assets)	26,500	11.6%	9,114	4.0%	11,393	5.0%

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

In July 2013, the Federal Reserve Board and the Federal Deposit Insurance Corporation issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 capital ratio, increased the minimum Tier 1 capital ratio requirement, and implemented a new capital conservation buffer.  The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income.  Management chose the one-time election to retain the existing treatment.  The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.    The new minimum

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

capital level requirements applicable to Equitable Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6% (increased from 4%); (iii) a total capital to risk-weighted assets ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%.  The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios resulting in the following ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5%; (iii) a total capital to risk-weighted assets ratio of 10.5%; and a tier 1 leverage ratio unchanged at 4%.  The phase-in period for the capital conservation buffer requirement started January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses of its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.  The minimum requirements do not include the capital conservation buffer.

Note 10. Income Taxes

Income tax expense for the year ended June 30 is as follows:

	2017	2016
Current:
Federal	$(35,227)	$(73,021)
State	(83,962)	(72,879)
Deferred:
Federal	(561,635)	(344,906)

	$(680,824)	$(490,806)

A reconciliation of the provision for income taxes computed at the statutory federal corporate tax rate of 34% to the income tax expense in the statements of income for the year ended June 30 is as follows:

	2017	2016
Provision computed at the statutory federal tax rate	$(651,395)	$(525,492)
State income taxes, net of federal tax	(55,045)	(48,100)
Valuation allowance adjustment	—	79,000
Return-to-provision, net	24,562	(32,837)
Other	1,054	36,623

Total income tax expense	$(680,824)	$(490,806)

Retained earnings at June 30, 2017 and 2016 include certain historical additions to bad debt reserves of approximately $2,132,000 for which no deferred federal income tax liability has been recorded.  This amount represents an allocation of income to bad debt deductions for tax purposes alone.  If, in the future, this portion of retained earnings is used for any purpose other than to absorb bad debt losses, federal taxes would be imposed at the then-applicable rates.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The net deferred tax asset at June 30 is as follows:

	2017	2016
Gross deferred tax assets:
Allowance for loan losses	$1,208,020	$1,001,980
Net operating loss carryover	—	530,899
General business credits	324,364	324,364
Foreclosed asset writedowns	50,592	50,592
Unrealized loss on securities	6,393	—
Other	50,760	245,290
	1,640,129	2,153,125
Gross deferred tax liabilities:
Additions in excess of base year loan reserve	(572,404)	(585,334)
Depreciation	(73,623)	(68,425)
FHLB stock dividends	(74,630)	(77,656)
Unrealized gain on securities	—	(2,100)
Other	(57,463)	(3,517)
	(778,120)	(737,032)

Net deferred tax asset	$862,009	$1,416,093

No significant income tax uncertainties were identified.  Therefore, the Company recognized no adjustment for unrecognized income tax benefits during the years ended June 30, 2017 and 2016.  Corporate tax returns for the 2014 through 2016 years remain open to examination by taxing authorities.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in noninterest expenses.  During the years ended June 30, 2017 and 2016, there were no interest and penalties recognized, nor were any balances for the payment of interest and penalties accrued at June 30, 2017 and 2016.

Note 11.Employee Benefit Plans

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  Contributions were made of approximately $121,000 and $100,000 for the years ended June 30, 2017 and 2016, respectively.

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets.  Annual principal and interest payments for the note dated November 8, 2005 are made by the ESOP prior to the calendar year December 31.  Annual principal and interest payments from the note dated November 8, 2005 are approximately $145,000 until maturity at December 31, 2019. Annual principal and interest payments from the note dated July 8, 2015 are approximately $65,000 until maturity at July 8, 2035.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

The ESOP has a plan year-end of December 31.  The Company has recorded compensation expense of $152,104 and $105,645 for shares that were released and committed to be released for the years ended June 30, 2017 and 2016, respectively.

Shares held by the ESOP at June 30 were as follows:

	2017	2016
Allocated shares	86,104	71,803
Shares allocated to be released	7,929	7,932
Unearned ESOP shares	134,843	150,700

Total ESOP shares	228,876	230,435

Fair value of unearned ESOP shares	$1,348,430	$1,252,317

Fair value of allocated shares subject to repurchase obligation	$815,280	$564,723

The Company approved the Equitable Financial Corp. 2006 Equity Incentive Plan (“2006 Plan”) in November 2006 and the Equitable Financial Corp. 2016 Equity Incentive Plan (“2016 Plan”) in November 2016.  Both plans provide for awards of stock options and restricted stock to officers, employees and directors.  The cost of the plan is based on the fair value of the awards at the grant date.  The fair value of stock is based on the closing price of the Company’s stock on the grant date.  The cost of the awards are being recognized over five-year vesting periods during which participants are required to provide services in exchange for the awards.  As of December 31, 2016 the 2006 plan has been terminated.

The maximum number of shares authorized under the 2016 Plan is 198,316 stock options and 79,326 shares of restricted stock to employees and directors.   As of June 30, 2017 158,653 stock options and 63,461 stock awards were awarded.  These options and awards were all granted in February 2017 at an exercise price of $9.90 per share.

The table below represents the stock option activity for the period shown:

		Weighted	Remaining
		Average	Contractual
	Awards	Exercise Price	Life (Years)

Options outstanding at July 1, 2016	—	$—	—
Granted	158,653	9.90	9.70
Options outstanding at June 30, 2017	158,653	$9.90	9.70

The cost of the stock options will be amortized in monthly installments over the noted five-year vesting period, with the first vesting date of February 21, 2018.  Stock option expense for the year ended June 30, 2017 was $14,067.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The fair value of the Company’s stock options was determined using the Black-Schols option pricing formula.  The following assumptions were used in the formula:

Expected Volatility	9.54%
Risk-free interest rate	1.90%

Expected dividend yield	—
Expected life (in years)	5.00
Exercise price for the stock options	$9.90

Expected volatility – Based on the historical volatility of share price of the Company.

Risk-free interest rate – Based on the U.S. Treasury yield curve and expected life of the options at the time of grant.

Dividend yield – The Company had not paid any dividends at the time of valuation.

Expected life – Based on five-year vesting period.

Exercise price for the stock options – Based on the closing price of the Company’s stock on the date of grant.

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Stock	Grant Date
	Awards	Fair Value

Non-vested at July 1, 2015	43,094	4.02
Conversion for stock offering	3,907	—
Granted	4,900	8.53
Vested	(12,620)	4.02
Non-vested at June 30, 2016	39,281	4.32

Non-vested at July 1, 2016	39,281	4.32
Granted	63,461	9.90
Vested	(13,617)	4.32
Non-vested at June 30, 2016	89,125	6.97

As of June 30, 2017, there was $670,319 of total unrecognized compensation costs related to non-vested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 4.3 years.  Compensation expense attributable to the restricted stock awards totaled $100,176 and $105,645 for the years ended June 30, 2017 and 2016, respectively.

AS of June

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the years ended June 30:

	2017	2016
Weighted average common shares outstanding	3,299,269	3,264,979
Net income available to common stockholders	$1,235,045	$1,054,758
Basic earnings per share	$0.37	$0.32

The following table presents a reconciliation of the components used to compute diluted earnings per share for the years ended June 30:

	2017	2016
Weighted average common shares outstanding	3,299,269	3,264,979
Dilutive effect of net additional shares from restricted stock awards and stock options	200,289	26,538
Weighted average number of shares outstanding	3,499,558	3,291,517

Net income available to common stockholders	$1,235,045	$1,054,758
Diluted earnings per share	$0.35	$0.32

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The contractual or notional amounts as of June 30 are as follows:

	2017	2016
Financial instruments wherein contractual amounts represent credit risk:
Commitments to extend credit	$19,271,000	$12,486,000
Standby letters of credit	200,000	310,000
Unused lines of credit	33,227,000	32,370,000

At June 30, 2017, fixed-rate commitments were approximately $24,745,000.

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

The Company is party to an operating lease for a branch facility, with expiration in June 2022.  Future commitments under the operating lease approximate the following:

Year Ending June 30,
2018	$110,000
2019	110,000
2020	110,000
2021	110,000
2022	110,000

Rental expense, included in occupancy and equipment expense in the consolidated statements of income, totaled approximately $81,000 and $89,000 for the years ended June 30, 2017 and 2016, respectively.

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

There were no transfers between levels during the years ended June 30, 2017 and 2016, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at June 30, 2017 and 2016.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at June 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$1,410,955	$—	$1,410,955	$—

Fair Value Measurement at June 30, 2016 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$664,755	$—	$664,755	$—

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

At June 30, 2017 and 2016 the fair value of impaired loans and foreclosed assets were immaterial.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

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

Mortgage servicing rights — The fair value is based on a discounted cash flow analysis calculated using a proprietary valuation model from a third party.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
June 30, 2017	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$4,881,007	$4,881,000
Securities available-for-sale	See previous table	1,410,955	1,411,000
Securities held-to-maturity	Level 2	735,978	746,000
Federal Home Loan Bank stock	Level 1	453,400	453,000
Loans, net	Level 2	236,545,125	232,931,000
Mortgage servicing rights	Level 2	852,715	1,089,000
Accrued interest receivable	Level 1	1,297,908	1,298,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	29,546,051	29,546,000
Interest-bearing deposits	Level 2	179,512,265	185,040,000
Federal Home Loan Bank borrowings	Level 2	6,745,400	6,745,000
Accrued interest payable and other liabilities	Level 1	820,229	820,000

	Fair Value	Carrying	Estimated
June 30, 2016	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$14,947,296	$14,947,000
Securities available-for-sale	See previous table	664,755	665,000
Securities held-to-maturity	Level 2	781,740	801,000
Federal Home Loan Bank stock	Level 1	229,900	230,000
Loans, net	Level 2	198,309,920	198,000,000
Mortgage servicing rights	Level 2	701,293	841,000
Accrued interest receivable	Level 1	1,147,467	1,147,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	24,296,166	24,296,000
Interest-bearing deposits	Level 2	162,666,186	170,276,000
Accrued interest payable and other liabilities	Level 1	1,198,850	1,199,000

Note 15.Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) components at June 30 were as follows:

	2017	2016
Unrealized holding gains (losses) on securities available-for-sale	$(16,034)	$6,176
Tax benefit	5,452	(2,100)

	$(10,582)	$4,076

Note 16.Transactions with Related Parties

In the ordinary course of business, the Company granted loans to principal officers, directors, and their affiliates.  Annual activity consisted of the following for the year ended June 30:

	2017	2016
Beginning balance	$2,723,398	$1,310,605
New loans or transfers in	4,133,252	1,552,533
Repayments or transfers out	(1,120,301)	(139,740)

Ending balance	$5,736,349	$2,723,398

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Deposits from principal officers, directors, and their affiliates at June 30, 2017 and 2016 approximated $1,047,000 and $364,000, respectively.

Note 17. Condensed Financial Information (Holding Company Only)

Condensed Balance Sheets

	June 30,
	2017	2016
Assets
Cash and due from financial institutions	$5,046,023	$6,816,101
Investment in Bank	28,547,549	27,153,439
Other assets	2,007,731	2,026,340

Total assets	$35,601,303	$35,995,880

Liabilities and Stockholders’ Equity
Other liabilities	$30,000	$21,794

Stockholders' equity	35,571,303	35,974,086

Total liabilities and stockholders’ equity	$35,601,303	$35,995,880

Condensed Statements of Income

	Year Ended June 30,
	2017	2016
Interest income	$82,092	$78,342

Professional fees and other expenses	355,237	445,625

Loss before income tax and equity in undistributed net income of subsidiary	(273,145)	(367,283)

Income tax benefit	115,212	124,876

Loss before equity in undistributed net income of subsidiary	(157,933)	(242,407)

Equity in undistributed net income of subsidiary	1,392,978	1,297,165

Net income	$1,235,045	$1,054,758

Comprehensive income	$1,220,387	$1,062,889

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$1,235,045	$1,054,758
Items not providing cash	(1,366,163)	(1,168,812)
Net cash used by operating activities	(131,118)	(114,054)

Cash Flows from Investing Activities:
Downstream capital to Bank	$—	$(6,930,000)
Net cash used by investing activities	—	(6,930,000)

Cash Flows from Financing Activities:
ESOP Loan Finance	$—	$(951,912)
Stock buyback	(1,638,960)	—
Proceeds in advance of offering	—	(2,555,176)
Net cash used by financing activities	(1,638,960)	(3,507,088)

Decrease in cash and cash equivalents	(1,770,078)	(10,551,142)

Cash and Cash Equivalents
Beginning	6,816,101	17,367,243
Ending	$5,046,023	$6,816,101

Note 18. Stock Buyback

The Company announced a stock repurchase plan on October 7, 2016 whereby the Company could repurchase up to 173,857 shares of its common stock, or approximately 5% of the then current outstanding shares.  There were 168,086 shares of the Company’s common stock repurchased by the Company during the year ended June 30, 2017, and there were 5,771 yet to be repurchased under the plan as of June 30, 2017.

The following table provides information regarding the Company’s purchase of its common stock during the year ended June 30, 2017:

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
10/1/16 - 10/31/16	—	$—	—	173,857
11/1/16 - 11/30/16	60,000	9.07	60,000	113,857
12/1/16 - 12/31/16	26,455	9.57	86,455	87,402
01/1/17 - 01/31/17	—	—	86,455	87,402
02/1/17 - 02/28/17	—	—	86,455	87,402
03/1/17 - 03/31/17	22,200	10.25	108,655	65,202
04/1/17 - 04/30/17	5,000	10.25	113,655	60,202
05/1/17 - 05/31/17	49,000	10.25	162,655	11,202
06/1/17 - 06/30/17	5,431	10.17	168,086	5,771
Total	168,086	$9.72

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a‑15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Company’s principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management, including the principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework (2013).”  Based on such assessment, management believes that, as of June 30, 2017, the Company’s internal control over financial reporting is effective, based on those criteria.

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

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the fiscal year ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We incorporate by reference the information contained under the heading “Proposal I—Election of Directors” from our definitive proxy statement to be delivered to our stockholders in connection with the 2017 Annual Meeting of Stockholders to be held November 21, 2017.

Item 11.  Executive Compensation.

We incorporate by reference the information contained under the heading “Proposal I—Election of Directors” from our definitive proxy statement to be delivered to our stockholders in connection with the 2017 Annual Meeting of Stockholders to be held November 21, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We incorporate by reference the information contained under the heading “Voting Securities and Principal Holders Thereof” from our definitive proxy statement to be delivered to our stockholders in connection with the 2017 Annual Meeting of Stockholders to be held November 21, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

We incorporate by reference the information contained under the heading “Proposal I—Election of Directors—Transactions with Certain Related Persons” from our definitive proxy statement to be delivered to our stockholders in connection with the 2017 Annual Meeting of Stockholders to be held November 21, 2017.

Item 14.  Principal Accounting Fees and Services.

We incorporate by reference the information contained under the heading “Proposal III—Ratification of Appointment of Independent Registered Public Accounting Firm” from our definitive proxy statement to be delivered to our stockholders in connection with the 2017 Annual Meeting of Stockholders to be held November 21, 2017.

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
10.1

Equitable Financial Corp. 2006 Equity Incentive Plan (Incorporated by reference to Appendix C to Equitable Financial Corp.’s definitive proxy statement on Schedule 14A for the Equitable Financial Corp. Annual Meeting of Stockholders, file no. 000‑51514, originally filed on October 2, 2006)

10.2

Equitable Financial Corp. Employment Agreement with Thomas E. Gdowski (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, file no. 333‑202707, originally filed on March 12, 2015, as amended)

10.3

Equitable Financial Corp. 2016 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A  for the Company’s Annual Meeting of Stockholders, file no. 001-37489, filed on October 7, 2016)

10.4

Form of Restricted Stock Award Agreement (Employee) (Incorporated by reference to Exhibit 10.4 for the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, file no. 001-37489,filed on May 12, 2017)

10.5

Form of Restricted Stock Award Agreement (Outside Director) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2017, file no. 001-37489, filed on May 12, 2017)

10.6

Form of Stock Option Award Agreement (Employee) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, file no. 001-37489 filed on May 12, 2017)

10.7

Form of Stock Option Award Agreement (Outside Director) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, file no. 001-37489 filed on May 12, 2017)

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
101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

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
10.1

Equitable Financial Corp. 2006 Equity Incentive Plan (Incorporated by reference to Appendix C to Equitable Financial Corp.’s definitive proxy statement on Schedule 14A for the Equitable Financial Corp. Annual Meeting of Stockholders, file no. 000‑51514, originally filed on October 2, 2006)

10.2

Equitable Financial Corp. Employment Agreement with Thomas E. Gdowski (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, file no. 333‑202707, originally filed on March 12, 2015, as amended)

10.3

Equitable Financial Corp. 2016 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A  for the Company’s Annual Meeting of Stockholders, file no. 001-37489, filed on October 7, 2016)

10.4

Form of Restricted Stock Award Agreement (Employee) (Incorporated by reference to Exhibit 10.4 for the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, file no. 001-37489,filed on May 12, 2017)

10.5

Form of Restricted Stock Award Agreement (Outside Director) (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal year ended March 31, 2017, file no. 001-37489, filed on May 12, 2017)

10.6

Form of Stock Option Award Agreement (Employee) (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, file no. 001-37489 filed on May 12, 2017)

10.7

Form of Stock Option Award Agreement (Outside Director) (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, file no. 001-37489 filed on May 12, 2017)

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
101

The following materials from the Company’s Annual Report on Form 10‑K for the fiscal year ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.
Dated: September 28, 2017

	By:	/s/ Thomas E. Gdowski Thomas E. Gdowski President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Thomas E. Gdowski Thomas E. Gdowski	President, CEO and Director (Principal Executive Officer)	September 28, 2017

/s/ Darcy M. Ray Darcy M. Ray	CFO (Principal Accounting and Financial Officer)	September 28, 2017

/s/ Vincent J. Dugan Vincent J. Dugan	Director	September 28, 2017

/s/ LEVI D. FISHER Levi D. Fisher	Director	September 28, 2017

/s/ Gary L. Hedman Gary L. Hedman	Director	September 28, 2017

/s/ Pamela L. Price Pamela L. Price	Director	September 28, 2017

/s/ Jack E. Rasmussen Jack E. Rasmussen	Director	September 28, 2017

/s/ Douglas J. Redman Douglas J. Redman	Director	September 28, 2017

/s/ David L. Richardson David L. Richardson	Director	September 28, 2017

/s/ Benedict P. Wassinger, Jr. Benedict P. Wassinger, Jr.	Director	September 28, 2017