Form 10-Q
period 2017-09-30
Equitable Financial Corp.
filed 2017-11-13
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Shares of the Registrant’s common stock, par value $0.01 per share, 3,368,932 issued and outstanding as of November 13, 2017.

EQUITABLE FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2017	June 30, 2017
Assets
Cash and due from financial institutions	$4,593,564	$4,881,007
Securities available-for-sale	1,385,153	1,410,955
Securities held-to-maturity	729,076	735,978
Federal Home Loan Bank stock, at cost	459,100	453,400
Loans, net of allowance for loan losses of $3,759,000 and $3,555,000, respectively	245,504,612	236,545,125
Premises and equipment, net	5,437,408	5,424,855
Foreclosed assets, net	223,200	223,200
Accrued interest receivable	1,732,728	1,297,908
Deferred taxes, net	927,279	862,009
Other assets	1,809,089	2,008,051

Total assets	$262,801,209	$253,842,488

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$27,951,900	$29,546,051
Interest-bearing deposits	187,205,987	179,512,265
	215,157,887	209,058,316
Federal funds purchased	564,000	399,000
Federal Home Loan Bank Borrowings	8,963,000	6,745,400
Advance payments from borrowers for taxes and insurance	260,276	432,960
Accrued interest payable and other liabilities	1,073,664	820,229
Total liabilities	226,018,827	217,455,905

Common stock in ESOP subject to contingent repurchase obligation	836,010	815,280

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized 3,368,932 and 3,372,532 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	33,689	33,725
Additional paid-in capital	25,756,511	25,794,124
Retained earnings	12,803,276	12,474,958
Unearned ESOP shares	(1,073,089)	(1,107,692)
Shares reserved for stock compensation	(734,840)	(797,950)
Accumulated other comprehensive income/(loss) net of tax	(3,165)	(10,582)
Reclassification of ESOP shares	(836,010)	(815,280)
Total stockholders’ equity	35,946,372	35,571,303

Total liabilities and stockholders’ equity	$262,801,209	$253,842,488

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the three months ended
	September 30, 2017	September 30, 2016
Interest income:
Loans	$2,787,454	$2,194,248
Securities	16,913	8,730
Other	1,241	12,392
Total interest income	2,805,608	2,215,370

Interest expense:
Deposits	359,534	266,385
Federal Home Loan Bank borrowings	25,938	—
Other	2,825	138
Total interest expense	388,297	266,523

Net interest income	2,417,311	1,948,847
Provision for loan losses	204,434	152,764
Net interest income after provision for loan losses	2,212,877	1,796,083

Noninterest income:
Service charges on deposit accounts	160,875	167,196
Brokerage fee income	134,282	178,447
Gain on sale of loans	133,364	236,464
Other loan fees	59,052	78,848
Other income	53,878	31,870
Total noninterest income	541,451	692,825

Noninterest expense:
Salaries and employee benefits	1,306,419	1,183,786
Director and committee fees	43,692	40,392
Data processing fees	151,911	140,650
Occupancy and equipment	260,237	258,373
Regulatory fees and deposit insurance premium	49,883	53,617
Advertising and public relations	55,692	47,891
Insurance and bond premiums	8,010	23,924
Professional fees	154,328	117,318
Supplies, telephone and postage	62,972	60,215
Other expenses	145,321	169,222
Total noninterest expense	2,238,465	2,095,388

Income before income taxes	515,863	393,520

Income tax expense	(187,545)	(128,462)

Net income	$328,318	$265,058

Basic earnings per share	$0.10	$0.08
Diluted earnings per share	$0.10	$0.08

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended
	September 30, 2017	September 30, 2016
Net income	$328,318	$265,058
Other comprehensive income/(loss):
Unrealized gain/(loss) on securities available-for-sale, net of tax	7,417	(1,158)
Comprehensive income	$335,735	$263,900

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended September 30, 2017

(Unaudited)

					Shares	Accumulated	Amount
					Reserved for	Other	Reclassified
	Common	Additional	Retained	Unearned	Stock	Comprehensive	on ESOP
	Stock	Paid-in Capital	Earnings	ESOP Shares	Compensation	Income	Shares	Total

Balance, June 30, 2017	$33,725	$25,794,124	$12,474,958	$(1,107,692)	$(797,950)	$(10,582)	$(815,280)	$35,571,303

Net Income			328,318					328,318
Other comprehensive income						7,417		7,417
Release of 3,966 unearned ESOP shares		5,718		34,603				40,321
Stock compensation expense		(6,567)			63,110			56,543
Stock Buyback	(36)	(36,764)						(36,800)
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares							(20,730)	(20,730)

Balance, September 30, 2017	$33,689	$25,756,511	$12,803,276	$(1,073,089)	$(734,840)	$(3,165)	$(836,010)	$35,946,372

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	September 30, 2017	September 30, 2016
Cash Flows from Operating Activities:
Net income	$328,318	$265,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	91,103	83,089
Federal Home Loan Bank stock dividends	(3,700)	(600)
ESOP expense	40,321	34,240
Stock compensation expense	56,543	14,570
Amortization of deferred loan origination costs, net	121,105	126,446
Amortization of premiums and discounts	745	3,564
Gain on sale of loans	(133,364)	(236,464)
Provision for loan losses	204,434	152,764
Deferred taxes	(69,092)	116,029
Loans originated for sale	(5,024,278)	(8,609,214)
Proceeds from sale of loans	5,124,534	8,770,606
Loss on investment in partnership	—	27,332
Changes in:
Accrued interest receivable	(434,820)	(339,592)
Other assets	235,951	89,706
Accrued interest payable and other liabilities	253,435	(50,219)
Net cash provided by operating activities	791,235	447,315

Cash Flows from Investing Activities:
Net change in loans	(9,288,907)	(8,736,662)
Securities available-for-sale:
Proceeds from calls and principal repayments	36,326	63,256
Securities held-to-maturity:
Proceeds from calls and principal repayments	6,872	10,862
Redemption of Federal Home Loan Bank stock	219,500	—
Purchases of Federal Home Loan Bank stock	(221,500)	—
Purchase of premises and equipment	(103,656)	(325,361)
Net cash used in investing activities	(9,351,365)	(8,987,905)

(Continued)

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the three months ended
	September 30, 2017	September 30, 2016
Cash Flows from Financing Activities:
Net change in deposits	$6,099,571	$2,700,721
Net change in federal funds purchased	165,000	—
Proceeds from Federal Home Loan Bank borrowings	23,000,000	—
Repayments of Federal Home Loan Bank borrowings	(20,782,400)	—
Net change in advance payments from borrowers for taxes and insurance	(172,684)	(184,706)
Stock Buyback	(36,800)	—
Net cash provided by financing activities	8,272,687	2,516,015

Decrease in cash and cash equivalents	(287,443)	(6,024,575)

Cash and Cash Equivalents:
Beginning	4,881,007	14,947,296

Ending	$4,593,564	$8,922,721

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$366,239	$268,880
Income taxes paid	$283,401	$162,879

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1.Basis of Presentation

The accompanying consolidated financial statements of Equitable Financial Corp. (the “Company”) and its wholly owned subsidiary Equitable Bank (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with SEC rules and regulations. Accordingly, the statements do not include all the information and footnotes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s annual report for the year ended June 30, 2017.  The consolidated balance sheet of the Company as of June 30, 2017 has been derived from the audited consolidated balance sheet of the Company as of that date.  All significant intercompany transactions are eliminated in consolidation.  In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ from those estimates.  For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s annual report for the year ended June 30, 2017.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposit accounts with the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (“FDIC”).

Note 2.New Accounting Pronouncements

In May 2014, the FASB issued Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  The ASU is effective for the Company with the fiscal year ending June 30, 2019.  The FASB issued this ASU to clarify the principles for recognizing revenue and to develop a common revenue standard.  The Company believes this will have a minimal impact on its financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this ASU address certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, intended to improve financial reporting about leasing transactions. The ASU is effective for the Company with the interim period beginning January 1, 2019. We are currently evaluating the effect of this proposal to our financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The purpose of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. The ASU replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  This ASU is expected to have an impact on the Company’s consolidated financial statements. The Company is currently evaluating the effect this will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows; Classification of Certain Cash Receipts and Cash Payments.  The purpose of this ASU is to address existing diversity in practice related to specific cash

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

flow issues.  This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory.  The purpose of this ASU is to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory.  This ASU will be effective for annual reporting periods beginning after December 15, 2017.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other.  The purposes of this ASU is to simplify how an entity is required to test goodwill for impairment.  This ASU will be effective for annual fiscal years beginning after December 15, 2019.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05 Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets.  The purpose of this ASU is to clarify the scope for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers and add guidance for partial sales of nonfinancing assets.  The ASU is effective for the Company with the fiscal year ending June 30, 2019.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issues ASU 2017-08 Receivables – Nonrefundable Fees and Other Costs.  The purpose of this ASU is to shorten the amortization period of certain callable debt securities held at a premium.  This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 Compensation – Stock Compensation.  The purpose of this ASU is to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award.  This ASU will be effective for annual periods, and interim periods within those annual periods, beginning December 15, 2017.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11 Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging.  The purpose of this ASU is to address complexity of accounting for certain financial instruments with down round features and the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity.  This ASU is effective for fiscal years beginning after December 15, 2019.  This Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issues ASU 2017-12 Derivatives and Hedging.  The purpose of this ASU is to improve the hedge accounting model to facilitate financial reporting that more closely reflects an entity’s risk management activities.  This ASU will be effective for fiscal years beginning after December 15, 2018.  This Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3.Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2017	Cost	Gains	Losses	Fair Value
U.S. Government-sponsored agencies securities	$987,532	$—	$(6,474)	$981,058
Residential mortgage-backed securities	402,416	1,919	(240)	404,095
	$1,389,948	$1,919	$(6,714)	$1,385,153

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
U.S. Government-sponsored agencies securities	$986,919	$—	$(17,974)	$968,945
Residential mortgage-backed securities	440,070	1,973	(33)	442,010
	$1,426,989	$1,973	$(18,007)	$1,410,955

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
September 30, 2017	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$129,076	$9,421	$—	$138,497
Municipal securities	600,000	—	(746)	599,254
	$729,076	$9,421	$(746)	$737,751

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$135,978	$10,279	$—	$146,257
Municipal securities	600,000	—	(384)	599,616
	$735,978	$10,279	$(384)	$745,873

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by U.S. Government sponsored agencies, local municipal securities and mortgage-backed securities securitized by the Government National Mortgage Association.

The contractual maturities of the residential mortgage-backed securities at September 30, 2017 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.  Approximately $981,000 of U.S. Government sponsored agency bonds will mature in the year ending June 30, 2023.

There were no sales of securities for the three months ended September 30, 2017 and 2016.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements. The Company has not recognized other-than-temporary impairment on any securities for the three months ended September 30, 2017 and 2016.

Note 4.Loans

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The Company’s portfolio segments are as follows:

•	Commercial
•	Agricultural
•	Residential real estate
•	Other

The Company’s classes of loans are as follows:

•	Commercial – operating
•	Commercial – real estate
•	Agricultural – operating
•	Agricultural – real estate
•	Residential real estate – 1-4 family
•	Residential real estate – home equity
•	Other – construction and land
•	Other – consumer

Loans are as follows:

	September 30, 2017	June 30, 2017
Commercial:
Operating	$21,012,850	$20,139,045
Real estate	89,413,534	86,809,938
Agricultural:
Operating	27,653,547	26,739,407
Real estate	30,837,522	31,105,790
Residential real estate:
1-4 family	44,898,107	43,060,013
Home equity	11,363,532	11,748,363
Other:
Construction and land	19,716,368	16,175,698
Consumer	3,741,855	3,674,674
Total loans	248,637,315	239,452,928

Deferred loan origination costs, net	626,297	647,197
Allowance for loan losses	(3,759,000)	(3,555,000)
	(3,132,703)	(2,907,803)

Loans, net	$245,504,612	$236,545,125

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses, by portfolio segment are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended September 30, 2017
Balance, beginning	$1,703,000	$918,000	$656,000	$278,000	$3,555,000
Provision charged to expense	91,954	29,000	32,462	51,018	204,434
Recoveries	1,046	—	538	154	1,738
Loans charged off	—	—	—	(2,172)	(2,172)
Balance, ending	$1,796,000	$947,000	$689,000	$327,000	$3,759,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended September 30, 2016
Balance, beginning	$1,337,000	$738,000	$655,000	$217,000	$2,947,000
Provision charged to expense	96,703	64,000	(38,225)	30,286	152,764
Recoveries	7,674	—	225	964	8,863
Loans charged off	(47,867)	—	—	(5,250)	(53,117)
Balance, ending	$1,393,510	$802,000	$617,000	$243,000	$3,055,510

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

individual residential real estate loans and/or consumer loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to financial difficulties of the borrower.

Troubled debt restructures are considered impaired loans and are subject to the same allowance methodology as described above for impaired loans by portfolio segment.

The allowance for loan losses, by impairment evaluation and portfolio segment is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	September 30, 2017
Allowance for loans individually evaluated for impairment	$22,633	$30,445	$41,206	$1,807	$96,091
Allowance for loans collectively evaluated for impairment	1,773,367	916,555	647,794	325,193	3,662,909
	$1,796,000	$947,000	$689,000	$327,000	$3,759,000

Loans individually evaluated for impairment	$1,026,830	$486,057	$3,081,718	$18,857	$4,613,462
Loans collectively evaluated for impairment	109,399,554	58,005,012	53,179,921	23,439,366	244,023,853
	$110,426,384	$58,491,069	$56,261,639	$23,458,223	$248,637,315

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	June 30, 2017
Allowance for loans individually evaluated for impairment	$6,487	$17,973	$29,271	$1,949	$55,680
Allowance for loans collectively evaluated for impairment	1,696,513	900,027	626,729	276,051	3,499,320
	$1,703,000	$918,000	$656,000	$278,000	$3,555,000

Loans individually evaluated for impairment	$870,377	$864,357	$3,142,020	$20,408	$4,897,162
Loans collectively evaluated for impairment	106,078,606	56,980,840	51,666,356	19,829,964	234,555,766
	$106,948,983	$57,845,197	$54,808,376	$19,850,372	$239,452,928

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	September 30, 2017
Classes of loans:
Commercial:
Operating	$20,907,328	$—	$17,457	$88,065	$21,012,850	$362,056
Real estate	89,413,534	—	—	—	89,413,534	627,117
Agricultural:
Operating	27,653,547	—	—	—	27,653,547	—
Real estate	30,366,465	—	—	471,057	30,837,522	486,057
Residential real estate:
1-4 family	44,031,250	42,871	—	823,986	44,898,107	1,322,277
Home equity	11,356,742	6,790	—	—	11,363,532	21,761
Other:
Construction and land	19,716,368	—	—	—	19,716,368	—
Consumer	3,738,987	—	—	2,868	3,741,855	21,725
	$247,184,221	$49,661	$17,457	$1,385,976	$248,637,315	$2,840,993

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	June 30, 2017
Classes of loans:
Commercial:
Operating	$20,072,350	$33,060	$13,240	$20,395	$20,139,045	$154,671
Real estate	86,809,938	—	—	—	86,809,938	640,881
Agricultural:
Operating	26,699,805	32,754	—	6,848	26,739,407	6,848
Real estate	30,263,281	47,900	—	794,609	31,105,790	857,509
Residential real estate:
1-4 family	42,722,767	164,549	—	172,697	43,060,013	675,197
Home equity	11,748,363	—	—	—	11,748,363	22,649
Other:
Construction and land	16,175,698	—	—	—	16,175,698	—
Consumer	3,670,927	—	3,747	—	3,674,674	24,124
	$238,163,129	$278,263	$16,987	$994,549	$239,452,928	$2,381,879

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of:

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	September 30, 2017
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$406,038	$326,045	$—	$732,083
Good Quality (rating 2)	164,561	6,725,271	5,337,113	3,538,384	2,606,567	18,371,896
Acceptable Quality (rating 3)	9,433,973	45,673,386	9,246,950	11,823,831	12,729,538	88,907,678
Fair Quality (rating 4)	11,082,665	31,533,346	11,859,229	12,937,216	4,380,263	71,792,719
Special Mention (rating 5)	—	3,140,303	600,000	295,000	—	4,035,303
Substandard (rating 6)	331,651	2,341,228	204,217	1,917,046	—	4,794,142
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$21,012,850	$89,413,534	$27,653,547	$30,837,522	$19,716,368	$188,633,821

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	June 30, 2017
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$324,038	$326,045	$—	$650,083
Good Quality (rating 2)	177,795	6,638,998	5,185,147	3,541,630	2,868,632	18,412,202
Acceptable Quality (rating 3)	8,470,283	44,240,531	9,271,425	12,354,765	10,426,245	84,763,249
Fair Quality (rating 4)	11,313,276	31,603,455	11,489,750	13,116,352	2,880,821	70,403,654
Special Mention (rating 5)	—	1,948,017	403,234	—	—	2,351,251
Substandard (rating 6)	177,691	2,378,937	65,813	1,766,998	—	4,389,439
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$20,139,045	$86,809,938	$26,739,407	$31,105,790	$16,175,698	$180,969,878

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	September 30, 2017
Delinquency status*:
Performing	$43,532,959	$11,341,771	$3,720,130	$58,594,860
Nonperforming	1,365,148	21,761	21,725	1,408,634
	$44,898,107	$11,363,532	$3,741,855	$60,003,494

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	June 30, 2017
Delinquency status*:
Performing	$42,220,268	$11,725,714	$3,650,519	$57,596,501
Nonperforming	839,745	22,649	24,155	886,549
	$43,060,013	$11,748,363	$3,674,674	$58,483,050

*Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At September 30, 2017 and June 30, 2017, the Company had no loans greater than 90 days past due and still accruing.

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
	September 30, 2017
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$214,079	$210,919	$—
Real estate	629,412	627,117	—
Residential real estate:
1-4 family	2,409,291	2,387,146	—
Home equity	6,262	6,251	-
	3,259,044	3,231,433	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	190,218	188,794	22,633
Agricultural:
Real estate	531,638	486,057	30,445
Residential real estate:
1-4 family	691,561	673,350	40,533
Home equity	15,009	14,971	673
Other:
Consumer	18,927	18,857	1,807
	1,447,353	1,382,029	96,091

Total impaired loans:
Commercial:
Operating	404,297	399,713	22,633
Real estate	629,412	627,117	—
Agricultural:
Real estate	531,638	486,057	30,445
Residential real estate:
1-4 family	3,100,852	3,060,496	40,533
Home equity	21,271	21,222	673
Other:
Consumer	18,927	18,857	1,807
	$4,706,397	$4,613,462	$96,091

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	June 30, 2017
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$164,823	$164,128	$—
Real estate	643,226	640,881	—
Agricultural:
Operating	7,503	6,848	—
Real estate	432,468	371,452	—
Residential real estate:
1-4 family	2,448,574	2,439,137	—
Home equity	7,880	7,868	—
	3,704,474	3,630,314	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	65,701	65,369	6,487
Agricultural:
Real estate	525,068	486,056	17,973
Residential real estate:
1-4 family	695,327	679,474	28,857
Home equity	15,553	15,541	414
Other:
Consumer	20,433	20,408	1,949
	1,322,082	1,266,848	55,680

Total impaired loans:
Commercial:
Operating	230,524	229,497	6,487
Real estate	643,226	640,881	—
Agricultural:
Operating	7,503	6,848	—
Real estate	957,536	857,508	17,973
Residential real estate:
1-4 family	3,143,901	3,118,611	28,857
Home equity	23,433	23,409	414
Other:
Consumer	20,433	20,408	1,949
	$5,026,556	$4,897,162	$55,680

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans, for which no allowance has been provided as of September 30, 2017 and June 30, 2017, have adequate collateral, based on management’s current estimates.

	For the three months ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$189,451	$3,006	$92,025	$1,114
Real estate	636,319	6,960	35,413	406
Agricultural:
Operating	—	—	12,597	6,036
Real estate	—	—	431,652	—
Residential real estate:
1-4 family	2,416,029	22,505	3,087,791	38,181
Home equity	6,330	96	26,502	431
Other:
Consumer	—	—	3,411	39
	3,248,129	32,567	3,689,391	46,207

Impaired loans with specific allowance recorded:
Commercial:
Operating	182,562	1,925	114,596	835
Real estate	—	—	47,209	—
Agricultural:
Real estate	528,353	245	487,147	—
Residential real estate:
1-4 family	693,404	6,672	576,314	2,208
Home equity	15,281	244	50,112	792
Other:
Consumer	19,680	175	—	—
	1,439,280	9,261	1,275,378	3,835

Total impaired loans:
Commercial:
Operating	372,013	4,931	206,621	1,949
Real estate	636,319	6,960	82,622	406
Agricultural:
Operating	—	—	12,597	6,036
Real estate	528,353	245	918,799	—
Residential real estate:
1-4 family	3,109,433	29,177	3,664,105	40,389
Home equity	21,611	340	76,614	1,223
Other:
Consumer	19,680	175	3,411	39
	$4,687,409	$41,828	$4,964,769	$50,042

The Company's troubled debt restructuring as of September 30, 2017 and June 30, 2017 were not material to the consolidated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Borrowings

Our borrowings consist primarily of advances from Federal Home Loan Bank of Topeka.  At September 30, 2017, we had access to Federal Home Loan Bank advances up to $35.0 million. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

The following table sets forth information concerning balances and interest rates on our advances at September 30, 2017.  At and during the period ended September 30, 2016 there were no advances outstanding.

At or For the
Three Months Ended
September 30, 2017
Federal Home Loan Bank Advances:
Maximum outstanding at any month end	$16,008,400
Balance at the end of period	8,963,000
Average balance during period	7,985,450
Weighted average interest rate at the end of period	1.43%
Weighted average interest rate during period	1.34%

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of September 30, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2017
Total capital (to risk-weighted assets)	$31,487	13.0%	$19,336	8.0%	$24,170	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	28,456	11.8%	10,877	4.5%	15,711	6.5%
Tier 1 (core) capital (to risk-weighted assets)	28,456	11.8%	14,502	6.0%	19,336	8.0%
Tier 1 (core) capital (to adjusted total assets)	28,456	11.0%	10,357	4.0%	12,946	5.0%

June 30, 2017
Total capital (to risk-weighted assets)	$30,893	13.2%	$18,740	8.0%	$23,425	10.0%
Common equity Tier 1 capital (to risk-weighted	27,956	11.9%	10,541	4.5%	15,226	6.5%
Tier 1 (core) capital (to risk-weighted assets)	27,956	11.9%	14,055	6.0%	18,740	8.0%
Tier 1 (core) capital (to adjusted total assets)	27,956	11.4%	9,806	4.0%	12,257	5.0%

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

In July 2013, the Federal Reserve Board and the Federal Deposit Insurance Corporation issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 capital ratio, increased the minimum Tier 1 capital ratio requirement, and implemented a new capital conservation buffer. The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. Management chose the one-time election to retain the existing treatment. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  The new minimum capital level requirements applicable to Equitable Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6% (increased from 4%); (iii) a total capital to risk-weighted assets ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%.  The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios resulting in the following ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5%;  (iii) a total capital to risk-weighted assets ratio of 10.5%; and a Tier 1 leverage ratio unchanged at 4%.  The phase-in period for the capital conservation buffer requirement started January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.  An institution is subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses of its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that can bue utilized for such actions.  The minimum requirements do not include the capital conservation buffer.

Note 7.Employee Benefit Plan

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  The Company made contributions of $36,198 and $29,699 during the three months ended Septebmer 30, 2017 and 2016, respectively.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

On November 8, 2005, the Company adopted an employee stock ownership plan (the “ESOP”) for the benefit of substantially all employees.  The ESOP borrowed $1,292,620 from the Company and used those funds to acquire 129,262 shares of the Company’s stock at a price of $10.00 per share.

On July 8, 2015, the ESOP borrowed $951,912 from the Company and used the funds to acquire 118,989 shares of the Company’s stock at a price of $8.00 per share.

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

The ESOP has a plan year-end of December 31.  The Company recorded compensation expense of $40,321 and $34,240 for the three months ended September 30, 2017 and 2016, respectively.

Shares held by the ESOP were as follows:

	September 30, 2017	June 30, 2017
Allocated shares	85,613	86,104
Shares allocated to be released	11,895	7,929
Unearned ESOP shares	130,877	134,843

Total ESOP shares	228,385	228,876

Fair value of unearned ESOP shares	$1,348,033	$1,348,430

Fair value of allocated shares subject to repurchase obligation	$836,010	$815,280

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

The maximum number of shares authorized under the 2016 Plan is 198,316 stock options and 79,326 shares of restricted stock to employees and directors.  As of September 30, 2017, 158,653 stock options and 63,461 stock awards were awarded.  These options and awards were all granted in Febuary 2017 at an exercise price of $9.90 per share.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The table below represents the stock option activity for the period shown:

		Weighted	Remaining
		Average	Contractual
	Awards	Exercise Price	Life (Years)

Options outstanding at July 1, 2017	158,653	$9.90	9.20
Granted	—	—	—
Options outstanding at September 30, 2017	158,653	$9.90	9.20

The cost of the stock options will be amortized in monthly installments over the noted five-year vesting period, with the first vesting date on February 21, 2018.  Stock option expense for the three months ended September 30, 2017 was $10,550.  There was no compensation expense for the three months ended September 30, 2016.

Effective July 1, 2017, the Company adopted ASU 2016-09.  This ASU did not have a material impact on the Company’s financial statements.

Restricted stock awards are accounted for as fixed grants using the fair value of the Company’s stock at the time of the grant.  Unvested restricted stock awards may not be disposed of or transferred during the vesting period.  Restricted stock awards carry with them the right to receive dividends.

As of September 30, 2017, there was $632,522 of total unrecognized compensation costs related to non-vested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 4.1 years.  Compensation expense attributable to the restricted stock awards totaled $45,993 and $14,569 for the three months ended September 30, 2017 and 2016, respectively.

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Stock	Grant Date
	Awards	Fair Value

Non-vested at July 1, 2017	89,125	$4.32
Vested	6,313	5.38
Non-vested at September 30, 2017	82,812	$4.32

adsfs

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the three months ended September 30, 2017 and 2016:

	For the three months ended
	September 30,
	2017	2016
Weighted average common shares outstanding	3,327,397	3,287,347
Net income available to common stockholders	$328,318	$265,058
Basic earnings per share	$0.10	$0.08

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of the components used to compute diluted earnings per share for the three montsh ended September 30, 2017 and 2016:

	For the three months ended
	September 30,
	2017	2016
Weighted average common shares outstanding	3,327,397	3,287,347
Weighted average of net additional shares from restricted stock awards	12,476	15,769
Weighted average number of shares outstanding	3,339,873	3,303,116

Net income available to common stockholders	$328,318	$265,058
Diluted earnings per share	$0.10	$0.08

As of September 30, 2017, 158,653 of the outstanding stock options were not included in the computation of diluted earnings per share because the exercise price of the stock options were greater than the average market price of the common shares.

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

There were no transfers between levels during the three months ended September 30, 2017, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at September 30, 2017.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and June 30, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at September 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$1,385,153	$—	$1,385,153	$—

Fair Value Measurement at June 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$1,410,955	$—	$1,410,955	$—

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

At September 30, 2017 and June 30, 2017 the fair value of impaired loans and foreclosed assets were immaterial.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
September 30, 2017	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$4,593,564	$4,594,000
Securities available-for-sale	See previous table	1,385,153	1,385,000
Securities held-to-maturity	Level 2	729,076	738,000
Federal Home Loan Bank stock	Level 1	459,100	459,000
Loans, net	Level 2	245,504,612	241,343,000
Mortgage servicing rights	Level 2	853,997	1,089,000
Accrued interest receivable	Level 1	1,732,728	1,733,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	27,951,900	27,952,000
Interest-bearing deposits	Level 2	187,205,987	188,914,000
Federal funds purchased	Level 1	564,000	564,000
Federal Home Loan Bank Borrowings	Level 2	8,963,000	8,963,000
Accrued interest payable and other liabilities	Level 1	1,073,664	1,074,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value	Carrying	Estimated
June 30, 2017	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$4,881,007	$4,881,000
Securities available-for-sale	See previous table	1,410,955	1,411,000
Securities held-to-maturity	Level 2	735,978	746,000
Federal Home Loan Bank stock	Level 1	453,400	453,000
Loans, net	Level 2	236,545,125	232,931,000
Mortgage servicing rights	Level 2	852,715	1,089,000
Accrued interest receivable	Level 1	1,297,908	1,298,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	29,546,051	29,546,000
Interest-bearing deposits	Level 2	179,512,265	185,040,000
Federal funds purchased	Level 2	399,000	399,000
Federal Home Loan Bank borrowings	Level 2	6,745,400	6,745,000
Accrued interest payable and other liabilities	Level 1	820,229	820,000

Note 10.Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss components were as follows:

	September 30, 2017	June 30, 2017
Unrealized holding losses on securities available-for-sale	$(4,795)	$(16,034)
Tax expense	1,630	5,452

	$(3,165)	$(10,582)

Note 11.Income Taxes

	Three months ended
	September 30, 2017	September 30, 2016
Provision computed at the statutory federal tax rate	$(175,393)	$(133,797)
State income taxes, net of federal tax	(16,401)	(12,040)
Release of unearned EOSP shares and stock awards	6,181	3,192
Nondeductible expenses	(1,932)	(1,648)
Other	—	15,831
	$(187,545)	$(128,462)

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 12.Stock Buyback

The Company announced a stock repurchase plan on October 7, 2016 whereby the Company could repurchase up to 173,857 shares of its common stock, or approximately 5% of the then current outstanding shares.  The Company repurchased 3,600 shares of common stock during the three months ended September 30, 2017.  The stock repurchase plan expired on October 7, 2017.

The following table provides information regarding the Company’s purchase of its common stock during the three months ended September 30, 2017:

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
07/01/17 - 07/31/17	1,600	$10.20	169,686	4,171
08/01/17 - 08/31/17	2,000	10.15	171,686	2,171
09/01/17 - 09/30/17	—	—	171,686	2,171
Total	3,600	$10.17

Note

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at September 30, 2017 and for the three months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.  All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

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

Comparison of Financial Condition at September 30, 2017 and June 30, 2017

Assets.  Total assets at September 30, 2017 were $262.8 million, an increase of $9.0 million, or 3.5%, from $253.8 million at June 30, 2017.  This increase was attributable to an increase in net loans of $9.0 million, or 3.8%, to $245.5 million at Sepetember 30, 2017 from $236.5 million at June 30, 2017.  Loan demand in all markets continues to be strong.  The increase in total assets was partially offset by a decrease in cash of $287,000, or 5.9%, to $4.6 million at September 30, 2017 from $4.9 million at June 30, 2017.

Nonperforming Assets and Allowance for Loan Losses.  We had non-performing assets of $3.1 million, or 1.2% of total assets as of September 30, 2017 and $2.6 million, or 1.0% of total assets as of June 30, 2017.  The allowance for loan losses totaled $3.8 million at September  30, 2017 and $3.6 million at June 30, 2017.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.5% at September  30, 2017 and June 30, 2017.  The allowance for loan losses to non-performing loans was 135.7% at September  30, 2017 and 149.3% at June 30, 2017.

Deposits. Total deposits increased $6.1 million, or 2.9%, to $215.2 million at September 30, 2017 from $209.1 million at June 30, 2017.  Noninterest-bearing deposits decreased $1.5 million, or 5.1%, to $28.0 million at September 30, 2017 from $29.5 million at June 30, 2017.  Interest-bearing deposits increased $7.7 million, or 4.3%, to $187.2 million at September 30, 2017 from $179.5 million at June 30, 2017.

Stockholders’ Equity. Total stockholder’s equity increased $375,000, or 1.1%, to $35.9 million at September 30, 2017 from $35.6 million at June 30, 2017.  The increase was a result of net income realized for the three months ended September 30, 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

General. Net income for the three months ended September 30, 2017 was $328,000.  This represented an increase of $63,000, or 23.8%, from net income of $265,000 for the three months ended September 30, 2016.

Interest Income. Total interest income for the three months ended September 30, 2017 increased $591,000, or 26.7%, to $2.8 million, from $2.2 million for the three months ended September 30, 2016.  The increase in interest income was due to an increase in interest income in loans, partially offset by a decrease in other interest income.

Interest income from loans increased $593,000, or 27.0%, to $2.8 million for the three months ended September 30, 2017 from $2.2 million for the three months ended September 30, 2016.  The increase in interest income from loans was due primarily to an increase of $38.5 million in average loan balances.  Average loan balances were $243.7 million for the three months ended September 30, 2017 compared to $205.2 million for the three months ended September 30, 2016.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans increased 30 basis points to 4.58% during the three months ended September 30, 2017 from 4.28% for the three months ended September 30, 2016.

Other interest income decreased $3,000, or 14.3%, to $18,000 for the three months ended September 30, 2017 from $21,000 for the three months ended September 30, 2016.  This decrease was primarily due to a decrease in average balances of interest-earning deposits and securities.

Interest Expense.   Interest expense increased $122,000, or 45.9%, to $388,000 for the three months ended September 30, 2017 from $266,000 for the three months ended September 30, 2016.  This increase was due to an increase of $22.2 million in average deposit balances.  Average deposit balances were $185.8 for the three months ended September 30, 2017 compared to $163.6 million for the three months ended September 30, 2016.  Cost of deposits increased 12 basis points to 77 basis points for the three months ended September 30, 2017 from 65 basis points for the three months ended September 30, 2016.  Also contributing to the increase in interest expense were FHLB advances.  For the three months ended September 30, 2017 average balances of FHLB advances were $8.4 million.  During the three months ended September 30, 2016 there were no FHLB advances.

Net Interest Income. Net interest income increased $468,000, or 24.0%, to $2.4 million for the three months ended September 30, 2017 from $1.9 million for the three months ended September 30, 2016.  Average interest-earning assets were $246.3 million for the three months ended September 30, 2017 and $214.3 million for the three months ended

September 30, 2016, while the average yield was 4.55% and 4.13% for the respective periods.  Our net interest spread increased 28 basis points for the three months ended September 30, 2017 to 3.76% from 3.48% for the three months ended September 30, 2016. Our net interest margin increased 28 basis points to 3.92% for the three months ended September 30, 2017 from 3.64% for the three months ended September 30, 2016.  The ratio of average interest-earning assets to average interest-bearing liabilities increased 430 basis points to 126.7% for the three months ended September 30, 2017 from 131.0% for the three months ended September 30, 2016.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded a provision for loan losses of $204,000 and $153,000 for the three months ended September 30, 2017 and 2016, respectively.  The provision for loan losses for the three months ended September 30, 2017 and 2016 was primarily a result of loan growth.  The allowance for loan losses was $3.8 million, or 1.5% of loans outstanding at September 30, 2017 compared to $3.1 million, or 1.5% of loans outstanding at September 30, 2016.  The nonperforming assets to total assets ratio was 1.2% at September 30, 2017 and 1.0% at September 30, 2016.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of September 30, 2017 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income decreased $152,000, or 21.9%, to $541,000 for the three months ended September 30, 2017 from $693,000 for the three months ended September 30, 2016.  Service charges on deposit accounts decreased $6,000, or 3.6%, to $161,000 for the three months ended September 30, 2017 compared to $167,000 for the three months ended September 30, 2016.  Brokerage fee income decreased $44,000, or 24.7%, to $134,000 for the three months ended September 30, 2017 compared to $178,000 for the three months ended September 30, 2016.  Gain on sale of loans decreased $103,000, or 43.6%, to $133,000 for the three months ended September 30, 2017 compared to $236,000 for the three months ended September 30, 2016.  Other loan fees decreased $20,000, or 25.3%, to $59,000 for the three months ended September 30, 2017 from $79,000 for the three months ended September 30, 2016.  Offsetting the foregoing decreases was an increase in other income of $22,000, or 68.8%, to $54,000 for the three months ended September 30, 2017 from $32,000 for the three months ended September 30, 2016.

Non-Interest Expense. Total non-interest expense increased $143,000, or 6.8%, to $2.2 million for the three months ended September 30, 2017 from $2.1 million for the three months ended September 30, 2016.  Increases were realized in salaries and employee benefits, data processing fees, and professional fees.  Salaries and employee benefits increased $122,000, or 10.3%, to $1.3 million for the three months ended September 30, 2017 compared to $1.2 million for the three months ended September 30, 2016.  Data processing fees increased $11,000, or 7.8%, to $152,000 for the three months ended September 30, 2017 from $141,000 for the three months ended September 30, 2016.  Professional fees increased $37,000, or 31.6%, to $154,000 for the three months ended September 30, 2017 from $117,000 for the three months ended September 30, 2016.  The foregoing increases were offset by decreases in insurance and bond premiums and other expenses.  Insurance and bond premiums decreased $16,000, or 66.7%, to $8,000 for the three months ended September 30, 2017 from $24,000 for the three months ended September 30, 2016.  Other expenses decreased $24,000, or 14.2%, to $145,000 for the three months ended September 30, 2017 from $169,000 for the three months ended September 30, 2016.

Income Tax Expense. For the three months ended September 30, 2017, income tax expense was $188,000 compared to $128,000 for the three months ended September 30, 2016.  The effective tax rate for the three months ended September 30, 2017 was 36.4% compared to 32.6% for the three months ended September 30, 2016.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended September 30,
	2017			2016
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$141	$1	2.84%	$7,542	$12	0.64%
Securities	2,124	13	2.45%	1,395	8	2.29%
Loans receivable	243,668	2,787	4.58%	205,157	2,194	4.28%
FHLB common stock	412	4	3.88%	230	1	1.74%
Total interest-earning assets	246,345	2,805	4.55%	214,324	2,215	4.13%
Total noninterest-earning assets	14,995			13,158
Total assets	$261,340			$227,482

Interest-bearing liabilities:
Savings accounts	$17,059	$11	0.26%	$15,112	$9	0.24%
NOW accounts	49,909	59	0.47%	42,506	42	0.40%
Money market accounts	65,782	130	0.79%	63,179	113	0.72%
Certificates of deposit	53,067	159	1.20%	42,754	102	0.95%
Total deposits	185,817	359	0.77%	163,551	266	0.65%
Federal funds purchased	188	3	6.38%	—	—	—
FHLB advances	8,399	26	1.24%	—	—	—
Total interest-bearing liabilities	194,404	388	0.80%	163,551	266	0.65%
Noninterest-bearing demand deposits - checking accounts	27,815			26,039
Other liabilities	3,224			1,714
Total liabilities	225,443			191,304

Stockholders' equity	35,897			36,178
Total liabilities and stockholders' equity	$261,340			$227,482

Net interest income		$2,417			$1,949
Net interest rate spread			3.76%			3.48%
Net interest-earning assets	$51,941			$50,773
Net interest margin			3.92%			3.64%
Average interest-earning assets to average interest-bearing liabilities			126.72%			131.04%

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

	Three Months Ended
	September 30, 2017 vs. 2016
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$(22)	$11	$(11)
Securities	4	1	5
FHLB Stock	1	2	3
Loans receivable	432	161	593
Total interest-earning assets	415	175	590

Interest-bearing liabilities:
Savings accounts	1	1	2
NOW accounts	8	9	17
Money market accounts	5	12	17
Certificates of deposit	28	29	57
Total deposits	42	51	93
Federal funds purchased and securities sold under repurchase agreements	3	—	3
FHLB advances	26	—	26
Total interest-bearing liabilities	71	51	122

Change in net interest income	$344	$124	$468

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Liquid assets, which include cash and cash equivalents and securities available-for-sale, totaled $6.0 million, or 2.3% of total assets at September 30, 2017, as compared to $6.3 million, or 2.5% of total assets, at June 30, 2017.   We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  At September 30, 2017 and June 30, 2017 we did not have any excess funds to invest.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $791,000 for the three months ended September 30, 2017 and $447,000 for the three months ended September 30, 2016.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, was $9.4 million and $9.0 million for the three months ended September 30, 2017 and 2016, respectively.  The Company did not purchase any securities during the three months ended September 30, 2017 or 2016.  For the three months ended September 30, 2017 and 2016, net cash provided by financing activities was $8.3 million and $2.5 million, respectively.

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

For the three months months ended September 30, 2017, we did not engage in any off-balance sheet transactions, other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements that are applicable to the Company, please see Note 2 of the notes to the Company’s consolidated financial statements, beginning on page 9.

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

Item 4.Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

At September 30, 2017, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A.Risk Factors.

This item is not applicable because we are a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.
(c) The following table sets forth information concerning purchases made by the Company of its common stock for each month in the quarter end September 30, 2017:

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
07/01/17 - 07/31/17	1,600	$10.20	169,686	4,171
08/01/17 - 08/31/17	2,000	10.15	171,686	2,171
09/01/17 - 09/30/17	—	—	171,686	2,171
Total	3,600	$10.17

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: November 13, 2017	By:	/s/ Thomas E. Gdowski
Thomas E. Gdowski
President and CEO

Dated: November 13, 2017	By:	/s/ Darcy M. Ray
Darcy M. Ray
CFO