Form 10-Q
period 2017-12-31
Equitable Financial Corp.
filed 2018-02-14
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Shares of the Registrant’s common stock, par value $0.01 per share, 3,359,845 issued and outstanding as of February 14, 2018.

EQUITABLE FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	December 31, 2017	June 30, 2017
Assets
Cash and due from financial institutions	$4,023,310	$4,881,007
Interest-earning deposits	879,000	—
	4,902,310	4,881,007
Securities available-for-sale	1,344,367	1,410,955
Securities held-to-maturity	718,955	735,978
Federal Home Loan Bank stock, at cost	283,300	453,400
Loans, net of allowance for loan losses of $4,462,000 and $3,555,000, respectively	250,963,387	236,545,125
Premises and equipment, net	5,384,529	5,424,855
Foreclosed assets, net	744,786	223,200
Accrued interest receivable	1,451,427	1,297,908
Deferred taxes, net	830,875	862,009
Customer list intangible	1,466,822	289,058
Other assets	2,186,652	1,718,993

Total assets	$270,277,410	$253,842,488

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$30,059,481	$29,546,051
Interest-bearing deposits	196,141,018	179,512,265
	226,200,499	209,058,316
Federal funds purchased	150,000	399,000
Federal Home Loan Bank Borrowings	5,000,000	6,745,400
Advance payments from borrowers for taxes and insurance	526,189	432,960
Accrued interest payable and other liabilities	1,711,551	820,229
Total liabilities	233,588,239	217,455,905

Common stock in ESOP subject to contingent repurchase obligation	874,714	815,280

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized 3,361,845 and 3,372,532 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	33,618	33,725
Additional paid-in capital	25,683,531	25,794,124
Retained earnings	12,695,957	12,474,958
Unearned ESOP shares	(1,038,496)	(1,107,692)
Shares reserved for stock compensation	(671,730)	(797,950)
Accumulated other comprehensive loss net of tax	(13,709)	(10,582)
Reclassification of ESOP shares	(874,714)	(815,280)
Total stockholders’ equity	35,814,457	35,571,303

Total liabilities and stockholders’ equity	$270,277,410	$253,842,488

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the six months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Interest income:
Loans	$2,778,682	$2,241,684	$5,566,136	$4,435,932
Securities	15,914	10,353	32,827	19,083
Other	8,965	3,983	10,206	16,375
Total interest income	2,803,561	2,256,020	5,609,169	4,471,390

Interest expense:
Deposits	401,904	265,795	761,438	532,180
Federal Home Loan Bank borrowings	23,722	—	49,660	—
Other	833	624	3,658	762
Total interest expense	426,459	266,419	814,756	532,942

Net interest income	2,377,102	1,989,601	4,794,413	3,938,448
Provision for loan losses	662,905	169,109	867,339	321,873
Net interest income after provision for loan losses	1,714,197	1,820,492	3,927,074	3,616,575

Noninterest income:
Service charges on deposit accounts	165,703	150,372	326,578	317,568
Brokerage fee income	177,226	206,790	311,508	385,237
Gain on sale of loans	169,951	255,254	303,315	491,718
Other loan fees	48,139	72,455	107,191	151,303
Other income	148,442	36,431	202,320	68,301
Total noninterest income	709,461	721,302	1,250,912	1,414,127

Noninterest expense:
Salaries and employee benefits	1,241,917	1,129,214	2,548,336	2,313,000
Director and committee fees	40,508	40,393	84,200	80,785
Data processing fees	154,802	146,043	306,713	286,693
Occupancy and equipment	239,870	224,157	500,107	482,530
Regulatory fees and deposit insurance premium	63,374	29,582	113,257	83,199
Advertising and public relations	58,553	47,281	114,245	95,172
Professional fees	53,248	140,415	207,576	257,733
Supplies, telephone and postage	75,986	71,875	138,958	132,090
Other expenses	186,281	181,651	339,612	374,797
Total noninterest expense	2,114,539	2,010,611	4,353,004	4,105,999

Income before income taxes	309,119	531,183	824,982	924,703

Income tax expense	(416,438)	(221,719)	(603,983)	(350,181)

Net income/(loss)	$(107,319)	$309,464	$220,999	$574,522

Basic earnings/(loss) per share	$(0.03)	$0.09	$0.07	$0.17
Diluted earnings/(loss) per share	$(0.03)	$0.09	$0.07	$0.17

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

	For the three months ended		For the six months ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net income/(loss)	$(107,319)	$309,464	$220,999	$574,522
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net of tax	(10,544)	(26,089)	(3,127)	(27,247)
Comprehensive income/(loss)	$(117,863)	$283,375	$217,872	$547,275

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

For the six months ended December 31, 2017

(Unaudited)

					Shares	Accumulated	Amount
					Reserved for	Other	Reclassified
	Common	Additional	Retained	Unearned	Stock	Comprehensive	on ESOP
	Stock	Paid-in Capital	Earnings	ESOP Shares	Compensation	Loss	Shares	Total

Balance, June 30, 2017	$33,725	$25,794,124	$12,474,958	$(1,107,692)	$(797,950)	$(10,582)	$(815,280)	$35,571,303

Net Income			220,999					220,999
Other comprehensive loss						(3,127)		(3,127)
Release of 7,931 unearned ESOP shares		12,956		69,196				82,152
Stock compensation expense		(13,135)			126,220			113,085
Stock Buyback	(107)	(110,414)						(110,521)
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares							(59,434)	(59,434)

Balance, December 31, 2017	$33,618	$25,683,531	$12,695,957	$(1,038,496)	$(671,730)	$(13,709)	$(874,714)	$35,814,457

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended
	December 31, 2017	December 31, 2016
Cash Flows from Operating Activities:
Net income	$220,999	$574,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,626	167,890
Federal Home Loan Bank stock dividends	(6,300)	(1,200)
ESOP expense	82,152	71,335
Stock compensation expense	113,085	29,139
Amortization of deferred loan origination costs, net	245,238	259,989
Amortization of intangibles	11,118	11,118
Amortization of premiums and discounts	1,060	6,799
Gain on sale of loans	(303,315)	(491,718)
Loss on disposal of premises and equipment	—	1,207
Provision for loan losses	867,339	321,873
Deferred taxes	32,743	(878)
Loans originated for sale	(10,986,456)	(19,126,779)
Proceeds from sale of loans	10,785,239	19,376,441
Loss on investment in partnership	—	34,832
Changes in:
Accrued interest receivable	(153,519)	(188,494)
Other assets	(1,550,562)	(241,206)
Accrued interest payable and other liabilities	1,131,322	(141,669)
Net cash provided by operating activities	668,769	663,201

Cash Flows from Investing Activities:
Net change in loans	(15,653,871)	(15,511,942)
Securities available-for-sale:
Proceeds from calls and principal repayments	60,851	136,838
Purchases	—	(985,400)
Securities held-to-maturity:
Proceeds from calls and principal repayments	16,963	27,732
Redemption of Federal Home Loan Bank stock	397,900	—
Purchases of Federal Home Loan Bank stock	(221,500)	—
Purchase of customer list intangible	(240,000)	—
Purchase of premises and equipment	(138,300)	(383,389)
Net cash used in investing activities	(15,777,957)	(16,716,161)

(Continued)

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the six months ended
	December 31, 2017	December 31, 2016
Cash Flows from Financing Activities:
Net change in deposits	$17,142,183	$1,311,158
Net change in federal funds purchased	(249,000)	3,008,000
Proceeds from Federal Home Loan Bank borrowings	23,000,000	2,000,000
Repayments of Federal Home Loan Bank borrowings	(24,745,400)	—
Net change in advance payments from borrowers for taxes and insurance	93,229	53,510
Stock Buyback	(110,521)	(799,257)
Net cash provided by financing activities	15,130,491	5,573,411

Increase/(Decrease) in cash and cash equivalents	21,303	(10,479,549)

Cash and Cash Equivalents:
Beginning	4,881,007	14,947,296

Ending	$4,902,310	$4,467,747

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$787,745	$536,618
Income taxes paid	$433,401	$162,879

Supplemental Noncash Disclosure:
Transfer of loans to foreclosed assets	$521,585	$—
Deferred payments on purchase of customer list intangible	$960,000	$—

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

Note 2.New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  This ASU is effective for the Company beginning with the fiscal year ending June 30, 2019.  The FASB issued this ASU to clarify the principles for recognizing revenue and to develop a common revenue standard.  The Company believes this will have a minimal impact on its financial statements.

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

In February 2016, the FASB issued ASU 2016-02, intended to improve financial reporting about leasing transactions. This ASU is effective for the Company with the interim period beginning July 1, 2019. We are currently evaluating the effect of this proposal on our financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The purpose of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. This ASU replaces the current incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will be effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods.  This ASU is expected to have an impact on the Company’s consolidated financial statements. The Company is currently evaluating the effect this will have on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows; Classification of Certain Cash Receipts and Cash Payments.  The purpose of this ASU is to address existing diversity in practice related to specific cash flow issues.  This ASU will be effective for fiscal years beginning after December 15, 2017, and interim periods within

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

those fiscal years.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other.  The purpose of this ASU is to simplify how an entity is required to test goodwill for impairment.  This ASU will be effective for annual fiscal years beginning after December 15, 2019.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05 Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets.  The purpose of this ASU is to clarify the scope for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers and add guidance for partial sales of nonfinancing assets.  This ASU is effective for the Company beginning with the fiscal year ending June 30, 2019.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12 Derivatives and Hedging.  The purpose of this ASU is to improve the hedge accounting model to facilitate financial reporting that more closely reflects an entity’s risk management activities.  This ASU will be effective for fiscal years beginning after December 15, 2018.  This Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Note 3.Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
U.S. Government-sponsored agencies securities	$988,146	$—	$(20,252)	$967,894
Residential mortgage-backed securities	376,992	1,085	(1,604)	376,473
	$1,365,138	$1,085	$(21,856)	$1,344,367

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
U.S. Government-sponsored agencies securities	$986,919	$—	$(17,974)	$968,945
Residential mortgage-backed securities	440,070	1,973	(33)	442,010
	$1,426,989	$1,973	$(18,007)	$1,410,955

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2017	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$118,955	$7,228	$—	$126,183
Municipal securities	600,000	—	(2,564)	597,436
	$718,955	$7,228	$(2,564)	$723,619

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$135,978	$10,279	$—	$146,257
Municipal securities	600,000	—	(384)	599,616
	$735,978	$10,279	$(384)	$745,873

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by U.S. Government sponsored agencies, local municipal securities and mortgage-backed securities securitized by the Government National Mortgage Association.

The contractual maturities of the residential mortgage-backed securities at December 31, 2017 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.  Approximately $981,000 of U.S. Government sponsored agency bonds will mature in the year ending June 30, 2023.

There were no sales of securities for the six months ended December 31, 2017 and 2016.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements. The Company has not recognized other-than-temporary impairment on any securities for the six months ended December 31, 2017 and 2016.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The Company’s portfolio segments are as follows:

•	Commercial
•	Agricultural
•	Residential real estate
•	Other

The Company’s classes of loans are as follows:

•	Commercial – operating
•	Commercial – real estate
•	Agricultural – operating
•	Agricultural – real estate
•	Residential real estate – 1-4 family
•	Residential real estate – home equity
•	Other – construction and land
•	Other – consumer

Loans are as follows:

	December 31, 2017	June 30, 2017
Commercial:
Operating	$20,053,461	$20,139,045
Real estate	93,249,454	86,809,938
Agricultural:
Operating	29,712,495	26,739,407
Real estate	30,910,292	31,105,790
Residential real estate:
1-4 family	45,995,076	43,060,013
Home equity	12,074,946	11,748,363
Other:
Construction and land	19,087,822	16,175,698
Consumer	3,670,362	3,674,674
Total loans	254,753,908	239,452,928

Deferred loan origination costs, net	671,479	647,197
Allowance for loan losses	(4,462,000)	(3,555,000)
	(3,790,521)	(2,907,803)

Loans, net	$250,963,387	$236,545,125

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Changes in the allowance for loan losses, by portfolio segment are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended December 31, 2017
Balance, beginning	$1,796,000	$947,000	$689,000	$327,000	$3,759,000
Provision charged to expense	610,187	33,000	25,707	(5,989)	662,905
Recoveries	39,813		1,293	1,724	42,830
Loans charged off	—	—	—	(2,735)	(2,735)
Balance, ending	$2,446,000	$980,000	$716,000	$320,000	$4,462,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended December 31, 2016
Balance, beginning	$1,393,510	$802,000	$617,000	$243,000	$3,055,510
Provision charged to expense	59,608	46,000	17,252	46,249	169,109
Recoveries	14,882	—	842	238	15,962
Loans charged off	—	—	(94)	(2,487)	(2,581)
Balance, ending	$1,468,000	$848,000	$635,000	$287,000	$3,238,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the six months ended December 31, 2017
Balance, beginning	$1,703,000	$918,000	$656,000	$278,000	$3,555,000
Provision charged to expense	702,141	62,000	58,169	45,029	867,339
Recoveries	40,859	—	1,831	1,878	44,568
Loans charged off	—	—	—	(4,907)	(4,907)
Balance, ending	$2,446,000	980,000	716,000	320,000	$4,462,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the six months ended December 31, 2016
Balance, beginning	$1,337,000	$738,000	$655,000	$217,000	$2,947,000
Provision charged to expense	156,311	110,000	(20,973)	76,535	321,873
Recoveries	22,556	—	1,067	1,202	24,825
Loans charged off	(47,867)	—	(94)	(7,737)	(55,698)
Balance, ending	$1,468,000	$848,000	$635,000	$287,000	$3,238,000

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The allowance for loan losses, by impairment evaluation and portfolio segment is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	December 31, 2017
Allowance for loans individually evaluated for impairment	$676,799	$29,730	$50,348	$1,387	$758,264
Allowance for loans collectively evaluated for impairment	1,769,201	950,270	665,652	318,613	3,703,736
	$2,446,000	$980,000	$716,000	$320,000	$4,462,000

Loans individually evaluated for impairment	$3,310,075	$486,057	$2,711,366	$17,337	$6,524,835
Loans collectively evaluated for impairment	109,992,840	60,136,730	55,358,656	22,740,847	248,229,073
	$113,302,915	$60,622,787	$58,070,022	$22,758,184	$254,753,908

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	June 30, 2017
Allowance for loans individually evaluated for impairment	$6,487	$17,973	$29,271	$1,949	$55,680
Allowance for loans collectively evaluated for impairment	1,696,513	900,027	626,729	276,051	3,499,320
	$1,703,000	$918,000	$656,000	$278,000	$3,555,000

Loans individually evaluated for impairment	$870,377	$864,357	$3,142,020	$20,408	$4,897,162
Loans collectively evaluated for impairment	106,078,606	56,980,840	51,666,356	19,829,964	234,555,766
	$106,948,983	$57,845,197	$54,808,376	$19,850,372	$239,452,928

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

Notes to Consolidated Financial Statements (Unaudited)

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

For all classes of loans, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•	The loan is current, and all principal and interest amounts contractually due have been made
•	The loan is well secured and in the process of collection
•	Prospects for future principal and interest payments are not in doubt

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	December 31, 2017
Classes of loans:
Commercial:
Operating	$19,899,428	$79,207	$—	$74,826	$20,053,461	$346,184
Real estate	93,249,454	—	—	—	93,249,454	613,204
Agricultural:
Operating	29,712,495	—	—	—	29,712,495	—
Real estate	30,439,235	—	—	471,057	30,910,292	486,057
Residential real estate:
1-4 family	45,669,062	13,614	—	312,400	45,995,076	812,504
Home equity	12,074,946	—	—	—	12,074,946	19,700
Other:
Construction and land	19,087,822	—	—	—	19,087,822	—
Consumer	3,636,137	32,203	—	2,022	3,670,362	19,360
	$253,768,579	$125,024	$—	$860,305	$254,753,908	$2,297,009

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	June 30, 2017
Classes of loans:
Commercial:
Operating	$20,072,350	$33,060	$13,240	$20,395	$20,139,045	$154,671
Real estate	86,809,938	—	—	—	86,809,938	640,881
Agricultural:
Operating	26,699,805	32,754	—	6,848	26,739,407	6,848
Real estate	30,263,281	47,900	—	794,609	31,105,790	857,509
Residential real estate:
1-4 family	42,722,767	164,549	—	172,697	43,060,013	675,197
Home equity	11,748,363	—	—	—	11,748,363	22,649
Other:
Construction and land	16,175,698	—	—	—	16,175,698	—
Consumer	3,670,927	—	3,747	—	3,674,674	24,124
	$238,163,129	$278,263	$16,987	$994,549	$239,452,928	$2,381,879

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of:

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	December 31, 2017
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$364,038	$302,991	$—	$667,029
Good Quality (rating 2)	151,182	11,031,355	3,265,475	3,497,478	9,166	17,954,656
Acceptable Quality (rating 3)	6,959,993	43,807,603	10,497,020	7,167,665	10,923,816	79,356,097
Fair Quality (rating 4)	11,613,697	32,006,136	14,379,528	18,058,471	7,596,154	83,653,986
Special Mention (rating 5)	68,268	148,000	987,950	295,000	558,686	2,057,904
Substandard (rating 6)	1,260,321	6,256,360	218,484	1,588,687	—	9,323,852
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$20,053,461	$93,249,454	$29,712,495	$30,910,292	$19,087,822	$193,013,524

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	June 30, 2017
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$324,038	$326,045	$—	$650,083
Good Quality (rating 2)	177,795	6,638,998	5,185,147	3,541,630	2,868,632	18,412,202
Acceptable Quality (rating 3)	8,470,283	44,240,531	9,271,425	12,354,765	10,426,245	84,763,249
Fair Quality (rating 4)	11,313,276	31,603,455	11,489,750	13,116,352	2,880,821	70,403,654
Special Mention (rating 5)	—	1,948,017	403,234	—	—	2,351,251
Substandard (rating 6)	177,691	2,378,937	65,813	1,766,998	—	4,389,439
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$20,139,045	$86,809,938	$26,739,407	$31,105,790	$16,175,698	$180,969,878

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	December 31, 2017
Delinquency status*:
Performing	$45,188,972	$12,055,246	$3,618,799	$60,863,017
Nonperforming	806,104	19,700	51,563	877,367
	$45,995,076	$12,074,946	$3,670,362	$61,740,384

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	June 30, 2017
Delinquency status*:
Performing	$42,220,268	$11,725,714	$3,650,519	$57,596,501
Nonperforming	839,745	22,649	24,155	886,549
	$43,060,013	$11,748,363	$3,674,674	$58,483,050

*Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At December 31, 2017 and June 30, 2017, the Company had no loans greater than 90 days past due and still accruing.

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
	December 31, 2017
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$176,325	$171,824	$—
Real estate	1,938,846	1,928,763	—
Residential real estate:
1-4 family	1,863,107	1,853,218	—
Home equity	6,124	6,112	—
	3,984,402	3,959,917	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	1,214,347	1,209,488	676,799
Agricultural:
Real estate	538,192	486,057	29,730
Residential real estate:
1-4 family	688,914	668,781	37,656
Home equity	183,530	183,255	12,692
Other:
Consumer	17,404	17,337	1,387
	2,642,387	2,564,918	758,264

Total impaired loans:
Commercial:
Operating	1,390,672	1,381,312	676,799
Real estate	1,938,846	1,928,763	—
Agricultural:
Real estate	538,192	486,057	29,730
Residential real estate:
1-4 family	2,552,021	2,521,999	37,656
Home equity	189,654	189,367	12,692
Other:
Consumer	17,404	17,337	1,387
	$6,626,789	$6,524,835	$758,264

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans, for which no allowance has been provided as of December 31, 2017 and June 30, 2017, have adequate collateral, based on management’s current estimates.

	For the three months ended
	December 31, 2017		December 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$167,811	$1,322	$190,581	$2,611
Real estate	1,284,129	6,811	335,315	2,375
Agricultural:
Operating	—	—	48,507	3,328
Real estate	—	—	432,437	135
Residential real estate:
1-4 family	1,876,204	23,076	3,103,372	36,162
Home equity	6,193	93	8,936	150
Other:
Consumer	—	—	27,440	270
	3,334,337	31,302	4,146,588	45,031

Impaired loans with specific allowance recorded:
Commercial:
Operating	1,200,206	16,844	59,569	606
Real estate	—	—	47,765	—
Agricultural:
Real estate	534,915	265	493,981	—
Residential real estate:
1-4 family	690,238	7,037	577,070	3,551
Home equity	99,269	288	17,944	156
Other:
Consumer	18,165	206	—	—
	2,542,793	24,640	1,196,329	4,313

Total impaired loans:
Commercial:
Operating	1,368,017	18,166	250,150	3,217
Real estate	1,284,129	6,811	383,080	2,375
Agricultural:
Operating	—	—	48,507	3,328
Real estate	534,915	265	926,418	135
Residential real estate:
1-4 family	2,566,442	30,113	3,680,442	39,713
Home equity	105,462	381	26,880	306
Other:
Consumer	18,165	206	27,440	270
	$5,877,130	$55,942	$5,342,917	$49,344

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	For the six months ended
	December 31, 2017		December 31, 2016
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$170,574	$2,365	$178,100	$4,115
Real estate	1,291,036	13,772	335,315	2,375
Agricultural:
Operating	—	—	47,927	3,328
Real estate	—	—	442,515	363
Residential real estate:
1-4 family	1,889,107	45,581	3,116,634	75,183
Home equity	6,261	189	9,137	309
Other:
Consumer	—	—	27,972	642
	3,356,978	61,907	4,157,600	86,315

Impaired loans with specific allowance recorded:
Commercial:
Operating	1,055,685	30,439	53,373	1,122
Real estate	—	—	47,489	—
Agricultural:
Operating	—	—	—	—
Real estate	531,630	510	490,390	—
Residential real estate:
1-4 family	692,121	13,708	576,135	5,759
Home equity	99,542	532	17,923	388
Other:
Consumer	18,918	382	—	—
	2,397,896	45,571	1,185,310	7,269

Total impaired loans:
Commercial:
Operating	1,226,259	32,804	231,473	5,237
Real estate	1,291,036	13,772	382,804	2,375
Agricultural:
Operating	—	—	47,927	3,328
Real estate	531,630	510	932,905	363
Residential real estate:
1-4 family	2,581,228	59,289	3,692,769	80,942
Home equity	105,803	721	27,060	697
Other:
Consumer	18,918	382	27,972	642
	$5,754,874	$107,478	$5,342,910	$93,584

The Company's troubled debt restructuring as of December 31, 2017 and June 30, 2017 were not material to the consolidated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Borrowings

Our borrowings consist primarily of advances from FHLB of Topeka.  At December  31, 2017, we had access to FHLB advances up to $39.5 million. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

The following table sets forth information concerning balances and interest rates on our advances at and during the six months ending December  31, 2017 and 2016.

	At or For the
	Six Months Ended
	December 31, 2017	December 31, 2016
Federal Home Loan Bank Advances:
Maximum outstanding at any month end	$16,008,400	$2,000,000
Balance at the end of period	5,000,000	2,000,000
Average balance during period	7,912,071	666,000
Weighted average interest rate at the end of period	1.55%	0.72%
Weighted average interest rate during period	1.42%	0.72%

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of December 31, 2017, that the Bank meets all capital adequacy requirements to which it is subject.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2017
Total capital (to risk-weighted assets)	$30,379	12.2%	$19,867	8.0%	$24,834	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	27,257	11.0%	11,175	4.5%	16,142	6.5%
Tier 1 (core) capital (to risk-weighted assets)	27,257	11.0%	14,900	6.0%	19,867	8.0%
Tier 1 (core) capital (to adjusted total assets)	27,257	10.3%	10,590	4.0%	13,237	5.0%

June 30, 2017
Total capital (to risk-weighted assets)	$30,893	13.2%	$18,740	8.0%	$23,425	10.0%
Common equity Tier 1 capital (to risk-weighted	27,956	11.9%	10,541	4.5%	15,226	6.5%
Tier 1 (core) capital (to risk-weighted assets)	27,956	11.9%	14,055	6.0%	18,740	8.0%
Tier 1 (core) capital (to adjusted total assets)	27,956	11.4%	9,806	4.0%	12,257	5.0%

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

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revised minimum capital requirements and adjusted prompt corrective action thresholds. The final rules revised the regulatory capital elements, added a new common equity Tier 1 capital ratio, increased the minimum Tier 1 capital ratio requirement, and implemented a new capital conservation buffer. The rules also permitted certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. Management chose the one-time election to retain the existing treatment. The final rules took effect for community banks on January 1, 2015, subject to a transition period for certain parts of the rules.  The new minimum capital level requirements applicable to Equitable Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital to risk-weighted assets ratio of 6% (increased from 4%); (iii) a total capital to risk-weighted assets ratio of 8% (unchanged from prior rules); and (iv) a Tier 1 leverage ratio of 4%.  The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios resulting in the following ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 capital to risk-weighted assets ratio of 8.5%;  (iii) a total capital to risk-weighted assets ratio of 10.5%; and a Tier 1 leverage ratio unchanged at 4%.  The phase-in period for the capital conservation buffer requirement started January 1, 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.  An institution is subject to further limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses of its capital level falls below the buffer amount.  These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.  The minimum requirements do not include the capital conservation buffer.

Note 7.Employee Benefit Plan

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  The Company made contributions of $68,715 and $56,532 during the six months ended December 31, 2017 and 2016, respectively.

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

The ESOP has a plan year-end of December 31.  The Company recorded compensation expense of $82,152 and $71,335 for the six months ended December 31, 2017 and 2016, respectively.

Shares held by the ESOP were as follows:

	December 31, 2017	June 30, 2017
Allocated shares	80,249	86,104
Shares allocated to be released	15,856	7,929
Unearned ESOP shares	126,912	134,843

Total ESOP shares	223,017	228,876

Fair value of unearned ESOP shares	$1,383,341	$1,348,430

Fair value of allocated shares subject to repurchase obligation	$874,714	$815,280

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

The maximum number of shares authorized under the 2016 Plan is 198,316 stock options and 79,326 shares of restricted stock to employees and directors.  As of December 31, 2017, 158,653 stock options and 63,461 stock awards were awarded.  These options and awards were all granted in Febuary 2017 at an exercise price of $9.90 per share.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The table below represents the stock option activity for the period shown:

		Weighted	Remaining
		Average	Contractual
	Awards	Exercise Price	Life (Years)

Options outstanding at July 1, 2017	158,653	$9.90	9.20
Granted	—	—	—
Options outstanding at December 31, 2017	158,653	$9.90	9.20

The cost of the stock options will be amortized in monthly installments over the noted five-year vesting period, with the first vesting date on February 21, 2018.  Stock option expense for the six months ended December 31, 2017 was $21,101.  There was no compensation expense associated with stock options for the six months ended December 31, 2016.

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

As of December 31, 2017, there was $580,254 of total unrecognized compensation costs related to non-vested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 3.9 years.  Compensation expense attributable to the restricted stock awards totaled $91,984 and $29,139 for the six months ended December 31, 2017 and 2016, respectively.

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Stock	Grant Date
	Awards	Fair Value

Non-vested at July 1, 2017	89,125	$8.52
Vested	7,294	5.40
Non-vested at December 31, 2017	81,831	$8.79

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the three and six months ended December 31, 2017 and 2016:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Weighted average common shares outstanding	3,146,289	3,284,562	3,150,652	3,286,340
Net income/(loss) available to common stockholders	$(107,319)	$309,464	$220,999	$574,522
Basic earnings/(loss) per share	$(0.03)	$0.09	$0.07	$0.17

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of the components used to compute diluted earnings per share for the three and six months ended December 31, 2017 and 2016:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2017	2016	2017	2016
Weighted average common shares outstanding	3,146,289	3,284,562	3,150,652	3,286,340
Weighted average of net additional shares from restricted stock awards	18,530	17,552	16,356	16,801
Weighted average number of shares outstanding	3,164,819	3,302,114	3,167,008	3,303,141

Net income/(loss) available to common stockholders	$(107,319)	$309,464	$220,999	$574,522
Diluted earnings/(loss) per share	$(0.03)	$0.09	$0.07	$0.17

As of December 31, 2017, 158,653 of the outstanding stock options were not included in the computation of diluted earnings per share because the exercise price of the stock options were greater than the average market price of the common shares.

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

There were no transfers between levels during the six months ended December 31, 2017, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at December 31, 2017.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and June 30, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at December 31, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$1,344,367	$—	$1,344,367	$—

Fair Value Measurement at June 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$1,410,955	$—	$1,410,955	$—

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

At December 31, 2017 and June 30, 2017 the fair value of impaired loans and foreclosed assets were immaterial.

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

Mortgage servicing rights and credit enhancement receivable — The fair value is based on a discounted cash flow analysis calculated using a proprietary valuation model from a third party.

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

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
December 31, 2017	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$4,023,310	$4,023,000
Interest-earning deposits	Level 1	879,000	879,000
Securities available-for-sale	See previous table	1,344,367	1,344,000
Securities held-to-maturity	Level 2	718,955	724,000
Federal Home Loan Bank stock	Level 1	283,300	283,000
Loans, net	Level 2	250,963,387	247,636,000
Mortgage servicing rights	Level 2	865,398	1,199,000
Credit enhancement receivable	Level 2	97,001	97,000
Accrued interest receivable	Level 1	1,451,427	1,451,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	30,059,481	30,059,000
Interest-bearing deposits	Level 2	196,141,018	196,831,000
Federal funds purchased	Level 1	150,000	150,000
Federal Home Loan Bank Borrowings	Level 2	5,000,000	5,000,000
Accrued interest payable and other liabilities	Level 1	1,711,551	1,712,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value	Carrying	Estimated
June 30, 2017	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$4,881,007	$4,881,000
Securities available-for-sale	See previous table	1,410,955	1,411,000
Securities held-to-maturity	Level 2	735,978	746,000
Federal Home Loan Bank stock	Level 1	453,400	453,000
Loans, net	Level 2	236,545,125	232,931,000
Mortgage servicing rights	Level 2	852,715	1,089,000
Accrued interest receivable	Level 1	1,297,908	1,298,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	29,546,051	29,546,000
Interest-bearing deposits	Level 2	179,512,265	185,040,000
Federal funds purchased	Level 2	399,000	399,000
Federal Home Loan Bank borrowings	Level 2	6,745,400	6,745,000
Accrued interest payable and other liabilities	Level 1	820,229	820,000

Note 10.Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss components were as follows:

	December 31, 2017	June 30, 2017
Unrealized holding losses on securities available-for-sale	$(20,772)	$(16,034)
Tax expense	7,063	5,452

	$(13,709)	$(10,582)

Note 11.Income Taxes

The Companies deferred tax position was impacted as a result of the newly enacted Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017.  The effect reflects the revaluation of our net deferred tax asset based on the new U.S. federal tax rate of 21% whereas the old rate was 34%.  We have substantially completed our accounting for the newly enacted tax rates and we have made a reasonable estimate of the effects on our deferred tax balances and believe the actual results will not vary materially from those estimates.  The federal tax rate is computed using a blended rate of approximately 28% as a result of part of the fiscal year being calculated at 34% and the other at 21%.

	Three months ended
	December 31, 2017	December 31, 2016
Provision computed at the statutory federal tax rate	$(56,097)	$(180,602)
State income taxes, net of federal tax	(10,589)	(15,715)
Release of unearned EOSP shares and stock awards	283	2,355
Nondeductible expenses	(2,078)	(2,066)
Effect of Tax Cuts & Jobs Act	(347,957)	—
Other	—	(25,691)
	$(416,438)	$(221,719)

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Six months ended
	December 31, 2017	December 31, 2016
Provision computed at the statutory federal tax rate	$(231,490)	$(314,399)
State income taxes, net of federal tax	(26,990)	(27,755)
Release of unearned EOSP shares and stock awards	6,464	5,547
Nondeductible expenses	(4,010)	(3,714)
Effect of Tax Cuts & Jobs Act	(347,957)	—
Other	—	(9,860)
	$(603,983)	$(350,181)

Note 12.Stock Buyback

The Company has authorized two stock repurchase programs for an aggregate of 342,303 shares of the Company’s issued common stock.  Under the first stock repurchase program, which was approved on October 7, 2016, the Company was authorized to repurchase up to 173,857 shares of the Company’s issued common stock.  The first stock repurchase program expired on October 7, 2017.

On November 21, 2017, a second repurchase program was approved, which authorized the repurchase up to 168,446 shares of the Company’s issued common stock.

Under each repurchase program, repurchases were or will be conducted through open market purchases, which may include purchase under a trading plan adopted pursuant to SEC Rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time, depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the six months ended December 31, 2017.

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
07/01/17 - 07/31/17	1,600	$10.20	169,686	4,171
08/01/17 - 08/31/17	2,000	10.15	171,686	2,171
09/01/17 - 09/30/17	—	—	171,686	2,171
10/01/17 - 10/31/17	—	—	171,686	2,171
11/01/17 - 11/30/17	436	10.40	172,122	168,010
12/01/17 - 12/31/17	6,500	10.35	179,058	161,510
Total	10,536	$10.29

Note

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at December  31, 2017 and for the three and six months ended December  31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.  All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

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

Discussed below are selected critical accounting policies that are of particular significance to us:

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the need to establish allowances against losses on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings.  An allowance for loan losses is maintained at a level considered necessary to provide for loan losses based upon an evaluation of known and inherent losses in the loan portfolio.  In determining the allowance for loan losses, we consider the losses inherent in the loan portfolio and changes in the nature and volume of the loan activities, along with the local economic and real estate market conditions.  We utilize a two-tier approach: (1) establishment of specific reserves for impaired loans, and (2) establishment of a general valuation allowance for the remainder of the loan portfolio.  We maintain a loan review system which allows for a periodic review of the loan portfolio and the early identification of impaired loans.  One- to four-family residential real estate loans and consumer installment loans are considered to be homogeneous and, therefore, are not separately evaluated for impairment unless they are considered troubled debt restructurings.  A loan is considered to be a troubled debt restructuring when, to maximize the recovery of the loan, we modify the borrower’s existing loan terms and conditions in response to financial difficulties experienced by the borrower.

In establishing specific reserves for impaired loans, we take into consideration, among other things, payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.   Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length and reason for the delay, the borrower’s prior payment record and the amount of shortfall in relation to what is owed.  A loan is deemed to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts when due according to the contractual terms of the loan agreement.  All loans identified as impaired are evaluated individually.  We do not aggregate such loans for evaluation purposes.  Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  Payments received on impaired loans are generally applied first to principal and then to interest.

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

Comparison of Financial Condition at December  31, 2017 and June 30, 2017

Assets.  Total assets at December  31, 2017 were $270.3 million, an increase of $16.5 million, or 6.5%, from $253.8 million at June 30, 2017.  This increase was attributable to an increase in net loans, foreclosed assets, and other assets.  Net loans increased  $14.5 million, or 6.1%, to $251.0 million at December 31, 2017 from $236.5 million at June 30, 2017.  Loan demand in all markets continues to be strong.  Foreclosed assets increased $522,000, or 234.1%, to $745,000 at December 31, 2017 from $223,000 at June 30, 2017.  This increase is attributable to the foreclosure of one loan in the second quarter.  Other assets increased $1.7 million, or 85.0%, to $3.7 million at December 31, 2017 from $2.0 million at June 30, 2017.  This increase reflects our purchase of a customer list associated with an investment representatives business in the second quarter.  This customer list consists of customer relationships with wealth management clients that have been transferred to Equitable Bank.

Nonperforming Assets and Allowance for Loan Losses.  We had non-performing assets of $3.0 million, or 1.1% of total assets as of December 31, 2017 and $2.6 million, or 1.0% of total assets as of June 30, 2017.  The allowance for loan losses totaled $4.5 million at December 31, 2017 and $3.6 million at June 30, 2017.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.8% at December 31, 2017 and 1.5% at June 30, 2017.  This increase is primarily attributable to deterioration in one loan relationship.  The allowance for loan losses to non-performing loans was 194.3% at December 31, 2017 and 149.3% at June 30, 2017.

Deposits. Total deposits increased $17.1 million, or 8.2%, to $226.2 million at December  31, 2017 from $209.1 million at June 30, 2017.  Noninterest-bearing deposits increased $513,000, or 1.7%, to $30.1 million at December 31, 2017 from $29.5 million at June 30, 2017.  Interest-bearing deposits increased $16.6 million, or 9.2%, to $196.1 million at December  31, 2017 from $179.5 million at June 30, 2017.

Stockholders’ Equity. Total stockholder’s equity increased $243,000, or 0.7%, to $35.8 million at December 31, 2017 from $35.6 million at June 30, 2017.  The increase was a result of net income realized for the six months ended December 31, 2017.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016

General. Net loss for the three months ended December 31, 2017 was $107,000.  This represented a decrease of $416,000, or 134.6%, from net income of $309,000 for the three months ended December  31, 2016.

Interest Income. Total interest income for the three months ended December 31, 2017 increased $548,000, or 24.3%, to $2.8 million, from $2.3 million for the three months ended December  31, 2016.  The increase in interest income was primarily due to an increase in interest income in loans.

Interest income from loans increased $537,000, or 24.0%, to $2.8 million for the three months ended December  31, 2017 from $2.2 million for the three months ended December  31, 2016.  The increase in interest income from loans was due primarily to an increase of $37.2 million in average loan balances.  Average loan balances were $247.6 million for the three months ended December  31, 2017 compared to $210.4 million for the three months ended December  31, 2016.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans increased 23 basis points to 4.49% during the three months ended December  31, 2017 from 4.26% for the three months ended December  31, 2016.

Securities and other interest income increased $10,000, or 66.7%, to $25,000 for the three months ended December  31, 2017 from $15,000 for the three months ended December  31, 2016.  This increase was primarily due to an increase in the yield realized on other interest-earning balances.

Interest Expense.   Interest expense increased $160,000, or 60.2%, to $426,000 for the three months ended December  31, 2017 from $266,000 for the three months ended December  31, 2016.  This increase was due to an increase of $29.4 million in average deposit balances.  Average deposit balances were $193.1 million for the three months ended December  31, 2017 compared to $163.7 million for the three months ended December  31, 2016.  Cost of deposits increased 18 basis points to 83 basis points for the three months ended December  31, 2017 from 65 basis points for the three months ended December  31, 2016.  Also contributing to the increase in interest expense were FHLB advances.  For the three months ended December  31,  2017 average balances of FHLB advances were $5.9 million.  During the three months ended December  31, 2016 average balances were $667,000.

Net Interest Income. Net interest income increased $387,000, or 19.4%, to $2.4 million for the three months ended December  31, 2017 from $2.0 million for the three months ended December  31, 2016.  Average interest-earning assets were $252.9 million for the three months ended December  31, 2017 and $215.5 million for the three months ended December  31, 2016, while the average yield was 4.43% and 4.19% for the respective periods.  Our net interest spread increased 2 basis points for the three months ended December  31, 2017 to 3.57% from 3.55% for the three months ended December  31, 2016. Our net interest margin increased 7 basis points to 3.76% for the three months ended December  31, 2017 from 3.69% for the three months ended December  31, 2016.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased 320 basis points to 127.1% for the three months ended December  31, 2017 from 130.3% for the three months ended December  31, 2016.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded provisions for loan losses of $663,000 and $169,000 for the three months ended December  31, 2017 and 2016, respectively.  The provision for loan losses for the three months ended December  31, 2017 was a result of loan growth and deterioration in one loan relationship.  The provision for loan losses for the three months ended December 31, 2016 was primarily due to loan growth. The allowance for loan losses was $4.4 million, or 1.8% of loans outstanding at December  31, 2017 compared to $3.2 million, or 1.5% of loans outstanding at December  31, 2016.  The nonperforming assets to total assets ratio was 1.1% at December  31, 2017 and 1.3% at December  31, 2016.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December  31, 2017 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income decreased $12,000, or 1.7%, to $709,000 for the three months ended December  31, 2017 from $721,000 for the three months ended December  31, 2016.  Service charges on deposit accounts increased $16,000, or 10.7%, to $166,000 for the three months ended December 31, 2017 compared to $150,000 for the three months ended December 31, 2016.  Other income increased $112,000, or 311.1%, to $148,000 for the three months ended December 31, 2017 from $36,000.  This increase is a related to a one time entry related to credit enhancement income on the mortgage servicing portfolio.  Brokerage fee income decreased $30,000, or 14.5%, to $177,000 for the three months ended December  31, 2017 compared to $207,000 for the three months ended December  31, 2016.  Gain on sale of loans decreased $85,000, or 33.3%, to $170,000 for the three months ended December  31, 2017 compared to $255,000 for the three months ended December  31, 2016.  Other loan fees decreased $24,000, or 33.3%, to $48,000 for the three months ended December  31, 2017 from $72,000 for the three months ended December  31, 2016.

Non-Interest Expense. Total non-interest expense increased $104,000, or 5.2%, to $2.1 million for the three months ended December  31, 2017 from $2.0 million for the three months ended December 31, 2016.  Increases were realized in salaries and employee benefits, data processing fees, occupancy and equipment expense and regulatory fees.  These increases were offset in part by a decrease in professional fees.  Salaries and employee benefits increased $113,000, or 10.0%, to $1.2 million for the three months ended December 31, 2017 compared to $1.1 million for the three months ended December 31, 2016.  Data processing fees increased $9,000, or 6.2%, to $155,000 for the three months ended December 31, 2017 from $146,000 for the three months ended December 31, 2016.  Occupancy and equipment increased $16,000, or 7.1%, to $240,000 for the three months ended December 31, 2017 from $224,000 for the three months ended December 31, 2016.  Regulatory fees increased $33,000, or 110.0%, to $63,000 for the three months ended December 31, 2017 from $30,000 for the three months ended December 31, 2016.  Advertising and public relations increased $12,000, or 25.5% for the three months ended December 31, 2017 from $47,000 for the three months ended December 31, 2016.  Offsetting these increases was a decrease in professional fees of $87,000, or 62.1%, to $53,000 for the three months ended December 31, 2017 from $140,000 for the three months ended December 31, 2016.

Income Tax Expense. For the three months ended December 31, 2017, income tax expense was $416,000 compared to $222,000 for the three months ended December  31, 2016.  The effective tax rate for the three months ended December  31, 2017 was 134.6% compared to 41.8% for the three months ended December  31, 2016.  This increase is due to the Act which was signed in December 2017.  The effect reflects the revaluation of our net deferred tax asset based on the new U.S. federal tax rate of 21% whereas the old rate was 34%.

Comparison of Operating Results for the Six Months Ended December  31, 2017 and 2016

General. Net income for the six months ended December 31, 2017 was $221,000.  This represented a decrease of $354,000, or 61.6%, from net income of $575,000 for the six months ended December 31, 2016.

Interest Income. Total interest income for the six months ended December 31, 2017 increased $1.1 million, or 24.4%, to $5.6 million, from $4.5 million for the six months ended December 31, 2016.  The increase in interest income was primarily due to an increase in interest income in loans.

Interest income from loans increased $1.2 million, or 27.3%, to $5.6 million for the six months ended December 31, 2017 from $4.4 million for the six months ended December 31, 2016.  The increase in interest income from loans was due primarily to an increase of $37.8 million in average loan balances.  Average loan balances were $245.6 million for the six months ended December 31, 2017 compared to $207.8 million for the six months ended December 31, 2016.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans increased 26 basis points to 4.53% during the six months ended December 31, 2017 from 4.27% for the six months ended December 31, 2016.

Securities and other interest income increased $8,000, or 22.9%, to $43,000 for the six months ended December 31, 2017 from $35,000 for the six months ended December 31, 2016.  This increase was primarily due to an increase in the yield realized on other interest-bearing balances.

Interest Expense.   Interest expense increased $282,000, or 52.9%, to $815,000 for the six months ended December 31, 2017 from $533,000 for the six months ended December  31, 2016.  This increase was due to an increase of $25.8 million in average deposit balances.  Average deposit balances were $189.4 million for the six months ended December 31, 2017 compared to $163.6 million for the six months ended December 31, 2016.  Cost of deposits increased 15 basis points to 80 basis points for the six months ended December 31, 2017 from 65 basis points for the six months ended December 31, 2016.  Also contributing to the increase in interest expense were FHLB advances.  For the six months ended December 31,  2017 average balances of FHLB advances were $7.2 million.  During the six months ended December 31, 2016, average balances of FHLB advances was $333,000.

Net Interest Income. Net interest income increased $856,000, or 21.7%, to $4.8 million for the six months ended December 31, 2017 from $3.9 million for the six months ended December 31, 2016.  Average interest-earning assets were $249.6 million for the six months ended December 31, 2017 and $215.0 million for the six months ended December 31, 2016, while the average yield was 4.49% and 4.16% for the respective periods.  Our net interest spread increased 15 basis points for the six months ended December 31, 2017 to 3.66% from 3.51% for the six months ended December 31, 2016. Our net interest margin increased 18 basis points to 3.84% for the six months ended December 31, 2017 from 3.66% for the six months ended December 31, 2016.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased 380 basis points to 126.9% for the six months ended December 31, 2017 from 130.7% for the six months ended December 31, 2016.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded provisions for loan losses of $867,000 and $322,000 for the six months ended December  31, 2017 and 2016, respectively.  The provision for loan losses for the six months ended December 31, 2017 was due to loan growth and the deterioration in one loan relationship.  The provision for loan losses for the six months ended December 30, 2017 was primarily due to loan growth. The allowance for loan losses was $4.4 million, or 1.8% of loans outstanding at December  31, 2017 compared to $3.2 million, or 1.5% of loans outstanding at December 31, 2016.  The nonperforming assets to total assets ratio was 1.1% at December 31, 2017 and 1.3% at December 31, 2016.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of December 31, 2017 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income decreased $163,000, or 11.5%, to $1.3 million for the six months ended December 31, 2017 from $1.4 million for the six months ended December 31, 2016.  Service charges on deposit accounts increased $9,000, or 2.8%, to $327,000 for the six months ended December 31, 2017 compared to $318,000 for the six months ended December 31, 2016.  Other income increased $134,000, or 197.1%, to $202,000 for the six months ended December 31, 2017 from $68,000 for the six months ended December 31, 2016.  This increase is related to a one time entry for credit enhancement fee income from mortgage loans serviced.  Brokerage fee income increased $73,000, or 19.0%, to $312,000 for the six months ended December 31, 2017 compared to $385,000 for the six months ended December 31, 2016.  Gain on sale of loans decreased $189,000, or 38.4%, to $303,000 for the six months ended December  31, 2017 compared to $492,000 for the six months ended December 31, 2016.  Other loan fees decreased $44,000, or 29.1%, to $107,000 for the six months ended December 31, 2017 from $151,000 for the six months ended December 31, 2016.

Non-Interest Expense. Total non-interest expense increased $247,000, or 6.0%, to $4.4 million for the six months ended December 31, 2017 from $4.1 million for the six months ended December 31, 2016.  Salaries and employee benefits increased $235,000, or 10.2%, to $2.5 million for the six months ended December 31, 2017 compared to $2.3 million for the six months ended December 31, 2016.  Data processing fees increased $20,000, or 7.0%, to $307,000 for the six months ended December 31, 2017 from $287,000 for the six months ended December 31, 2016.  Regulatory fees and deposit insurance premiums increased $30,000, or 36.1%, to $113,000 for the six months ended December 31, 2017 from $83,000 for the six months ended December 31, 2016.  Advertising and public relations increased $19,000, or 20.0%, to $114,000 for the six months ended December 31, 2017 from $95,000 for the six months ended December 31, 2016.  Offsetting these increases was a decrease in professional fees and other expenses.  Professional fees decreased $50,000, or 19.4%, to $208,000 for the six months ended December 31, 2017 from $258,000 for the six months ended December 31, 2016.  Other expenses decreased $35,000, or 9.3%, to $340,000 for the six months ended December 31, 2017 from $375,000 for the six months ended December 31, 2016.

Income Tax Expense. For the six months ended December 31, 2017, income tax expense was $604,000 compared to $350,000 for the six months ended December 31, 2016.  The effective tax rate for the six months ended December 31, 2017 was 73.2% compared to 37.8% for the six months ended December 31, 2016.   This increase is due to the Act which was signed in December 2017.  The effect reflects the revaluation of our net deferred tax asset based on the new U.S. federal tax rate of 21% whereas the old rate was 34%.

.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended December 31,
	2017			2016
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$2,961	$9	1.22%	$2,898	$4	0.55%
Securities	2,079	13	2.50%	1,943	10	2.06%
Loans receivable	247,565	2,779	4.49%	210,404	2,241	4.26%
FHLB common stock	324	3	3.70%	231	1	1.73%
Total interest-earning assets	252,929	2,804	4.43%	215,476	2,256	4.19%
Total noninterest-earning assets	14,122			14,536
Total assets	$267,051			$230,012

Interest-bearing liabilities:
Savings accounts	$17,584	$11	0.25%	$15,195	$9	0.24%
NOW accounts	55,971	75	0.54%	42,753	39	0.36%
Money market accounts	64,196	131	0.82%	64,294	118	0.73%
Certificates of deposit	55,310	186	1.35%	41,436	100	0.97%
Total deposits	193,061	403	0.83%	163,678	266	0.65%
Federal funds purchased	—	—	0.00%	1,003	—	—
FHLB advances	5,919	24	1.62%	667	—	—
Total interest-bearing liabilities	198,980	427	0.86%	165,348	266	0.64%
Noninterest-bearing demand deposits - checking accounts	29,404			26,731
Other liabilities	2,492			1,682
Total liabilities	230,876			193,761

Stockholders' equity	36,175			36,251
Total liabilities and stockholders' equity	$267,051			$230,012

Net interest income		$2,377			$1,990
Net interest rate spread			3.57%			3.55%
Net interest-earning assets	$53,949			$50,128
Net interest margin			3.76%			3.69%
Average interest-earning assets to average interest-bearing liabilities			127.11%			130.32%

	For the Six Months Ended December 31,
	2017			2016
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$1,551	$10	1.29%	$5,220	$16	0.61%
Securities	2,102	26	2.47%	1,669	18	2.16%
Loans receivable	245,617	5,566	4.53%	207,780	4,436	4.27%
FHLB common stock	368	7	3.80%	230	1	0.87%
Total interest-earning assets	249,638	5,609	4.49%	214,899	4,471	4.16%
Total noninterest-earning assets	13,894			13,849
Total assets	$263,532			$228,748

Interest-bearing liabilities:
Savings accounts	$17,322	$22	0.25%	$15,153	$19	0.25%
NOW accounts	52,940	134	0.51%	42,630	81	0.38%
Money market accounts	64,989	260	0.80%	63,736	231	0.72%
Certificates of deposit	54,189	345	1.27%	42,096	202	0.96%
Total deposits	189,440	761	0.80%	163,615	533	0.65%
Federal funds purchased	94	4	8.51%	501	—	—
FHLB advances	7,159	50	1.40%	333	—	—
Total interest-bearing liabilities	196,693	815	0.83%	164,449	533	0.65%
Noninterest-bearing demand deposits - checking accounts	28,609			26,385
Other liabilities	2,194			1,699
Total liabilities	227,496			192,533

Stockholders' equity	36,036			36,215
Total liabilities and stockholders' equity	$263,532			$228,748

Net interest income		$4,794			$3,938
Net interest rate spread			3.66%			3.51%
Net interest-earning assets	$52,945			$50,450
Net interest margin			3.84%			3.66%
Average interest-earning assets to average interest-bearing liabilities			126.92%			130.68%

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

	Three Months Ended			Six Months Ended
	December 31, 2017 vs. 2016			December 31, 2017 vs. 2016
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$—	$5	$5	$(16)	$10	$(6)
Securities	1	2	3	4	4	8
FHLB Stock	—	2	2	1	5	6
Loans receivable	412	126	538	847	283	1,130
Total interest-earning assets	413	135	548	836	302	1,138

Interest-bearing liabilities:
Savings accounts	1	1	2	2	1	3
NOW accounts	14	22	36	22	31	53
Money market accounts	—	13	13	4	25	29
Certificates of deposit	40	46	86	68	75	143
Total deposits	55	82	137	96	132	228
Federal funds purchased and securities sold under repurchase agreements	—	—	—	—	4	4
FHLB advances	6	18	24	36	14	50
Total interest-bearing liabilities	61	100	161	132	150	282

Change in net interest income	$352	$35	$387	$704	$152	$856

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Liquid assets, which include cash and cash equivalents and securities available-for-sale, totaled $6.2 million, or 2.3% of total assets at December 31, 2017, as compared to $6.3 million, or 2.5% of total assets, at June 30, 2017.   We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  At December 31, 2017 we had $879,000 in excess funds in short-term interest-earning investments.  At June 30, 2017 we did not have any excess funds to invest.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $669,000 for the six months ended December 31, 2017 and $663,000 for the six months ended December  31, 2016.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, was $15.8 million and $16.7 million for the six months ended December 31, 2017 and 2016, respectively.  The Company did not purchase any securities during the six months ended December 31, 2017.  For the six months ended December 31, 2016 the Company purchased one available-for-sale security.  For the six months ended December 31, 2017 and 2016, net cash provided by financing activities was $15.1 million and $5.6 million, respectively.

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

For the six months ended December 31, 2017, we did not engage in any off-balance sheet transactions, other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

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

Item 4.Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

At December 31, 2017, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

Item 1A.Risk Factors.

This item is not applicable because we are a smaller reporting company.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable.

(c) The Company has authorized two stock repurchase programs for an aggregate of 342,303 shares of the Company’s issued common stock.  Under the first stock repurchase program, which was approved on October 7, 2016, the Company was authorized to repurchase up to 173,857 shares of the Company’s issued common stock.  The first stock repurchase program expired on October 7, 2017.

On November 21, 2017, a second repurchase program was approved, which authorized the repurchase up to 168,446 shares of the Company’s issued common stock.

Under each repurchase program, repurchases were or will be conducted through open market purchases, which may include purchase under a trading plan adopted pursuant to SEC Rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time, depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased by the Company.

The following table sets forth information concerning purchases made by the Company of its common stock for each month in the quarter end December 31, 2017:

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
10/01/17 - 10/31/17	—	$—	171,686	170,617
11/01/17 - 11/30/17	436	10.40	172,122	168,010
12/01/17 - 12/31/17	6,500	10.35	179,058	161,510
Total	6,936	$10.35

The Company announced a stock repurchase plan on November 21, 2017 whereby the Company can repurchase up to 168,446 shares of its common stock, or approximately 5% of the then current outstanding shares.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: February 14, 2018	By:	/s/ Thomas E. Gdowski
Thomas E. Gdowski
President and CEO

Dated: February 14, 2018	By:	/s/ Darcy M. Ray
Darcy M. Ray
CFO