Form 10-Q
period 2018-03-31
Equitable Financial Corp.
filed 2018-05-14
CIK 1635626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Shares of the Registrant’s common stock, par value $0.01 per share, 3,317,670 issued and outstanding as of May 14, 2018.

EQUITABLE FINANCIAL CORP.

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Equitable Financial Corp. and Subsidiary

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2018	June 30, 2017
Assets
Cash and due from financial institutions	$7,669,608	$4,881,007
Interest-earning deposits	28,317,000	—
	35,986,608	4,881,007
Securities available-for-sale	1,306,454	1,410,955
Securities held-to-maturity	710,943	735,978
Federal Home Loan Bank stock, at cost	282,300	453,400
Loans, net of allowance for loan losses of $4,598,000 and $3,555,000, respectively	255,946,923	236,545,125
Premises and equipment, net	5,369,485	5,424,855
Foreclosed assets, net	223,200	223,200
Accrued interest receivable	1,512,532	1,297,908
Deferred taxes, net	810,004	862,009
Customer list intangible	1,441,264	289,058
Other assets	2,077,815	1,718,993

Total assets	$305,667,528	$253,842,488

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing deposits	$37,452,083	$29,546,051
Interest-bearing deposits	223,257,251	179,512,265
	260,709,334	209,058,316
Federal funds purchased	—	399,000
Federal Home Loan Bank Borrowings	5,000,000	6,745,400
Advance payments from borrowers for taxes and insurance	562,082	432,960
Accrued interest payable and other liabilities	2,743,811	820,229
Total liabilities	269,015,227	217,455,905

Common stock in ESOP subject to contingent repurchase obligation	992,922	815,280

Stockholders’ equity:
Common stock, $0.01 par value, 25,000,000 shares authorized 3,317,670 and 3,372,532 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	33,177	33,725
Additional paid-in capital	25,213,501	25,794,124
Retained earnings	13,046,057	12,474,958
Unearned ESOP shares	(1,003,894)	(1,107,692)
Shares reserved for stock compensation	(608,620)	(797,950)
Accumulated other comprehensive loss net of tax	(27,920)	(10,582)
Reclassification of ESOP shares	(992,922)	(815,280)
Total stockholders’ equity	35,659,379	35,571,303

Total liabilities and stockholders’ equity	$305,667,528	$253,842,488

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Income

(Unaudited)

	For the three months ended		For the nine months ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Interest income:
Loans	$2,870,207	$2,301,482	$8,436,343	$6,737,414
Securities	15,113	13,417	47,940	32,500
Other	27,652	5,329	37,858	21,704
Total interest income	2,912,972	2,320,228	8,522,141	6,791,618

Interest expense:
Deposits	448,530	281,285	1,209,968	813,465
Federal Home Loan Bank borrowings	19,400	1,011	69,060	1,011
Other	1,237	595	4,895	1,357
Total interest expense	469,167	282,891	1,283,923	815,833

Net interest income	2,443,805	2,037,337	7,238,218	5,975,785
Provision for loan losses	134,497	60,830	1,001,836	382,703
Net interest income after provision for loan losses	2,309,308	1,976,507	6,236,382	5,593,082

Noninterest income:
Service charges on deposit accounts	164,781	150,976	491,359	468,544
Brokerage fee income	142,094	160,542	453,602	545,779
Gain on sale of loans	71,205	103,721	374,520	595,439
Other loan fees	73,286	57,644	180,477	208,947
Other income	60,869	38,930	263,189	107,231
Total noninterest income	512,235	511,813	1,763,147	1,925,940

Noninterest expense:
Salaries and employee benefits	1,299,035	1,225,488	3,847,371	3,538,488
Director and committee fees	39,042	41,557	123,242	122,342
Data processing fees	164,304	146,346	471,017	433,039
Occupancy and equipment	266,986	247,386	767,093	729,916
Regulatory fees and deposit insurance premium	70,144	42,804	183,401	126,003
Advertising and public relations	64,796	58,207	179,041	153,379
Professional fees	99,400	53,198	306,976	310,931
Supplies, telephone and postage	67,865	75,480	206,823	207,570
Other expenses	244,701	183,888	584,313	558,685
Total noninterest expense	2,316,273	2,074,354	6,669,277	6,180,353

Income before income taxes	505,270	413,966	1,330,252	1,338,669

Income tax expense	(155,170)	(138,620)	(759,153)	(488,801)

Net income	$350,100	$275,346	$571,099	$849,868

Basic earnings per share	$0.11	$0.08	$0.18	$0.26
Diluted earnings per share	$0.11	$0.08	$0.18	$0.25

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the three months ended		For the nine months ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Net income	$350,100	$275,346	$571,099	$849,868
Other comprehensive gain/(loss):
Unrealized gain/(loss) on securities available-for-sale, net of tax	(14,211)	4,941	(17,338)	(22,306)
Comprehensive income	$335,889	$280,287	$553,761	$827,562

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

For the nine months ended March 31, 2018

(Unaudited)

					Shares	Accumulated	Amount
					Reserved for	Other	Reclassified
	Common	Additional	Retained	Unearned	Stock	Comprehensive	on ESOP
	Stock	Paid-in Capital	Earnings	ESOP Shares	Compensation	Loss	Shares	Total

Balance, June 30, 2017	$33,725	$25,794,124	$12,474,958	$(1,107,692)	$(797,950)	$(10,582)	$(815,280)	$35,571,303

Net Income			571,099					571,099
Other comprehensive loss						(17,338)		(17,338)
Release of 11,897 unearned ESOP shares		20,723		103,798				124,521
Stock compensation expense		(19,702)			189,330			169,628
Stock Buyback	(548)	(581,644)						(582,192)
Reclassification due to release and changes in fair value of common stock in ESOP subject to contingent repurchase obligation of ESOP shares							(177,642)	(177,642)

Balance, March 31, 2018	$33,177	$25,213,501	$13,046,057	$(1,003,894)	$(608,620)	$(27,920)	$(992,922)	$35,659,379

See Notes to Consolidated Financial Statements.

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	March 31, 2018	March 31, 2017
Cash Flows from Operating Activities:
Net income	$571,099	$849,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	264,255	254,167
Federal Home Loan Bank stock dividends	(7,900)	(1,800)
ESOP expense	124,521	111,615
Stock compensation expense	169,628	57,701
Amortization of deferred loan origination costs, net	381,298	369,661
Amortization of intangibles	36,677	16,676
Amortization of premiums and discounts	903	8,641
Gain on sale of loans	(374,520)	(595,439)
(Gain)/Loss on sale of foreclosed assets	30,298	(4,579)
Loss on disposal of premises and equipment	5,078	—
Provision for loan losses	1,001,836	382,703
Deferred taxes	57,442	(67,456)
Loans originated for sale	(14,105,906)	(23,044,937)
Proceeds from sale of loans	14,350,012	23,355,172
Loss on investment in partnership	—	34,859
Changes in:
Accrued interest receivable	(214,624)	(85,835)
Other assets	(213,409)	(66,893)
Accrued interest payable and other liabilities	963,582	202,857
Net cash provided by operating activities	3,040,270	1,776,981

Cash Flows from Investing Activities:
Net change in loans	(21,310,398)	(23,303,567)
Proceeds from sale of foreclosed assets, net	491,288	243,226
Securities available-for-sale:
Proceeds from calls and principal repayments	80,909	175,728
Purchases	—	(985,400)
Securities held-to-maturity:
Proceeds from calls and principal repayments	24,948	35,374
Redemption of Federal Home Loan Bank stock	400,500	—
Purchases of Federal Home Loan Bank stock	(221,500)	—
Purchase of customer list intangible	(240,000)	—
Purchase of premises and equipment	(213,964)	(439,626)
Net cash used in investing activities	(20,988,217)	(24,274,265)

(Continued)

Equitable Financial Corp. and Subsidiary

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the nine months ended
	March 31, 2018	March 31, 2017
Cash Flows from Financing Activities:
Net change in deposits	$51,651,018	$15,926,015
Net change in federal funds purchased	(399,000)	—
Proceeds from Federal Home Loan Bank borrowings	23,000,000	2,620,000
Repayments of Federal Home Loan Bank borrowings	(24,745,400)	(2,620,000)
Net change in advance payments from borrowers for taxes and insurance	129,122	58,380
Stock Buyback	(582,192)	(1,027,463)
Net cash provided by financing activities	49,053,548	14,956,932

Increase/(Decrease) in cash and cash equivalents	31,105,601	(7,540,352)

Cash and Cash Equivalents:
Beginning	4,881,007	14,947,296

Ending	$35,986,608	$7,406,944

Supplemental Cash Flow Information:
Interest paid on deposits and borrowings	$1,243,072	$816,262
Income taxes paid	$633,401	$162,879

Supplemental Noncash Disclosure:
Transfer of loans to foreclosed assets	$521,586	$—
Deferred payments on purchase of customer list intangible	$960,000	$—

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

Note 2.New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.  This ASU is effective for the Company beginning with the fiscal year ending June 30, 2019, including interim periods within these fiscal years.  The FASB issued this ASU to clarify the principles for recognizing revenue and to develop a common revenue standard.  The Company believes this will have a minimal impact on its financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), intended to improve financial reporting about leasing transactions. This ASU is effective for the Company with the interim period beginning July 1, 2019. We are currently evaluating the effect of this proposal on our financial statements.

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

In February 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets.  The purpose of this ASU is to clarify the scope for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers and add guidance for partial sales of nonfinancing assets.  This ASU is effective for the Company beginning with the fiscal year ending June 30, 2019.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs.  The purpose of this ASU is to shorten the amortization period of certain callable debt securities held at a premium.  This ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation.  The purpose of this ASU is to provide clarity and reduce both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award.  This ASU will be effective for annual periods, and interim periods within those annual periods, beginning December 15, 2017.  The Company adopted this standard effective July 1, 2017 and it did not have a material impact to the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, and Derivatives and Hedging.  The purpose of this ASU is to address complexity of accounting for certain financial instruments with down round features and the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity.  This ASU is effective for fiscal years beginning after December 15, 2019.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging.  The purpose of this ASU is to improve the hedge accounting model to facilitate financial reporting that more closely reflects an entity’s risk management activities.  This ASU will be effective for fiscal years beginning after December 15, 2018.  The  Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income.  The purpose of this ASU is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  This amendment is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3.Securities

The fair value of securities available-for-sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2018	Cost	Gains	Losses	Fair Value
U.S. Government-sponsored agencies securities	$988,759	$—	$(32,856)	$955,903
Residential mortgage-backed securities	356,505	—	(5,954)	350,551
	$1,345,264	$—	$(38,810)	$1,306,454

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
U.S. Government-sponsored agencies securities	$986,919	$—	$(17,974)	$968,945
Residential mortgage-backed securities	440,070	1,973	(33)	442,010
	$1,426,989	$1,973	$(18,007)	$1,410,955

The carrying amount, unrecognized gross gains and losses, and fair value of securities held-to-maturity are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
March 31, 2018	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$110,943	$5,575	$—	$116,518
Municipal securities	600,000	—	(4,596)	595,404
	$710,943	$5,575	$(4,596)	$711,922

		Gross	Gross
	Amortized	Unrealized	Unrealized
June 30, 2017	Cost	Gains	Losses	Fair Value
Residential mortgage-backed securities	$135,978	$10,279	$—	$146,257
Municipal securities	600,000	—	(384)	599,616
	$735,978	$10,279	$(384)	$745,873

Securities available-for-sale and held-to-maturity consist of investments in bonds securitized by U.S. Government sponsored agencies, local municipal securities and mortgage-backed securities securitized by the Government National Mortgage Association.

The contractual maturities of the residential mortgage-backed securities at March 31, 2018 are not disclosed because the securities are not due at a single maturity date.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Approximately $400,000 in municipal securities will mature in the year ending June 30, 2019 with the remaining balance maturing in the year ending June 30, 2020.  Approximately $956,000 of U.S. Government sponsored agency bonds will mature in the year ending June 30, 2023.

There were no sales of securities for the nine months ended March 31, 2018 and 2017.

The duration of gross unrealized losses is not disclosed as such amounts are immaterial to the consolidated financial statements. The Company has not recognized other-than-temporary impairment on any securities for the nine months ended March 31, 2018 and 2017.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

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

The Company’s portfolio segments are as follows:

•	Commercial
•	Agricultural
•	Residential real estate
•	Other

The Company’s classes of loans are as follows:

•	Commercial – operating
•	Commercial – real estate
•	Agricultural – operating
•	Agricultural – real estate
•	Residential real estate – 1-4 family
•	Residential real estate – home equity
•	Other – construction and land
•	Other – consumer

Loans are as follows:

	March 31, 2018	June 30, 2017
Commercial:
Operating	$22,079,599	$20,139,045
Real estate	95,303,209	86,809,938
Agricultural:
Operating	26,228,511	26,739,407
Real estate	30,710,975	31,105,790
Residential real estate:
1-4 family	47,376,890	43,060,013
Home equity	12,950,830	11,748,363
Other:
Construction and land	21,447,244	16,175,698
Consumer	3,777,872	3,674,674
Total loans	259,875,130	239,452,928

Deferred loan origination costs, net	669,793	647,197
Allowance for loan losses	(4,598,000)	(3,555,000)
	(3,928,207)	(2,907,803)

Loans, net	$255,946,923	$236,545,125

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

Changes in the allowance for loan losses, by portfolio segment are summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended March 31, 2018
Balance, beginning	$2,446,000	$980,000	$716,000	$320,000	$4,462,000
Provision charged to expense	(238,975)	(58,000)	196,687	234,785	134,497
Recoveries	975	—	313	1,911	3,199
Loans charged off	—	—	—	(1,696)	(1,696)
Balance, ending	$2,208,000	$922,000	$913,000	$555,000	$4,598,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the three months ended March 31, 2017
Balance, beginning	$1,468,000	$848,000	$635,000	$287,000	$3,238,000
Provision charged to expense	53,020	(9,000)	(19,838)	36,648	60,830
Recoveries	980	—	932	1,402	3,314
Loans charged off	—	—	(94)	(2,050)	(2,144)
Balance, ending	$1,522,000	$839,000	$616,000	$323,000	$3,300,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the nine months ended March 31, 2018
Balance, beginning	$1,703,000	$918,000	$656,000	$278,000	$3,555,000
Provision charged to expense	463,167	4,000	254,855	279,814	1,001,836
Recoveries	41,833	—	2,145	3,789	47,767
Loans charged off	—	—	—	(6,603)	(6,603)
Balance, ending	$2,208,000	922,000	913,000	555,000	$4,598,000

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	For the nine months ended March 31, 2017
Balance, beginning	$1,337,000	$738,000	$655,000	$217,000	$2,947,000
Provision charged to expense	209,331	101,000	(40,812)	113,184	382,703
Recoveries	23,536	—	2,000	2,604	28,140
Loans charged off	(47,867)	—	(188)	(9,788)	(57,843)
Balance, ending	$1,522,000	$839,000	$616,000	$323,000	$3,300,000

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

The allowance for loan losses, by impairment evaluation and portfolio segment is summarized as follows:

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	March 31, 2018
Allowance for loans individually evaluated for impairment	$413,434	$30,200	$226,405	$209,890	$879,929
Allowance for loans collectively evaluated for impairment	1,794,566	891,800	686,595	345,110	3,718,071
	$2,208,000	$922,000	$913,000	$555,000	$4,598,000

Loans individually evaluated for impairment	$3,191,959	$486,057	$2,885,746	$557,789	$7,121,551
Loans collectively evaluated for impairment	114,190,849	56,453,429	57,441,974	24,667,327	252,753,579
	$117,382,808	$56,939,486	$60,327,720	$25,225,116	$259,875,130

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

			Residential
	Commercial	Agricultural	Real Estate	Other	Total
	June 30, 2017
Allowance for loans individually evaluated for impairment	$6,487	$17,973	$29,271	$1,949	$55,680
Allowance for loans collectively evaluated for impairment	1,696,513	900,027	626,729	276,051	3,499,320
	$1,703,000	$918,000	$656,000	$278,000	$3,555,000

Loans individually evaluated for impairment	$870,377	$864,357	$3,142,020	$20,408	$4,897,162
Loans collectively evaluated for impairment	106,078,606	56,980,840	51,666,356	19,829,964	234,555,766
	$106,948,983	$57,845,197	$54,808,376	$19,850,372	$239,452,928

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

For all classes of loans, nonaccrual loans may be restored to accrual status provided the following criteria are met:

•	The loan is current, and all principal and interest amounts contractually due have been made
•	The loan is well secured and in the process of collection
•	Prospects for future principal and interest payments are not in doubt

The aging in terms of unpaid principal balance of the loan portfolio, by classes of loans is summarized as follows:

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	March 31, 2018
Classes of loans:
Commercial:
Operating	$21,943,773	$12,007	$72,993	$50,826	$22,079,599	$1,292,084
Real estate	95,163,242	139,967	—	—	95,303,209	598,416
Agricultural:
Operating	26,228,511	—	—	—	26,228,511	—
Real estate	29,904,824	335,094	—	471,057	30,710,975	486,057
Residential real estate:
1-4 family	47,129,554	20,105	—	227,231	47,376,890	1,170,774
Home equity	12,950,830	—	—	—	12,950,830	186,749
Other:
Construction and land	21,447,244	—	—	—	21,447,244	539,558
Consumer	3,776,196	—	500	1,176	3,777,872	16,975
	$258,544,174	$507,173	$73,493	$750,290	$259,875,130	$4,290,613

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

				> 90 days
		31-60 days	61-90 days	Past Due		Non accrual
	Current	Past Due	Past Due	(Nonaccrual)	Total	Loans
	June 30, 2017
Classes of loans:
Commercial:
Operating	$20,072,350	$33,060	$13,240	$20,395	$20,139,045	$154,671
Real estate	86,809,938	—	—	—	86,809,938	640,881
Agricultural:
Operating	26,699,805	32,754	—	6,848	26,739,407	6,848
Real estate	30,263,281	47,900	—	794,609	31,105,790	857,509
Residential real estate:
1-4 family	42,722,767	164,549	—	172,697	43,060,013	675,197
Home equity	11,748,363	—	—	—	11,748,363	22,649
Other:
Construction and land	16,175,698	—	—	—	16,175,698	—
Consumer	3,670,927	—	3,747	—	3,674,674	24,124
	$238,163,129	$278,263	$16,987	$994,549	$239,452,928	$2,381,879

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

For each class of loans, the following summarizes the unpaid principal balance by credit quality indicator as of:

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	March 31, 2018
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$36,744	$302,991	$—	$339,735
Good Quality (rating 2)	187,660	7,804,718	3,053,749	3,412,482	563,359	15,021,968
Acceptable Quality (rating 3)	8,558,803	50,018,940	7,555,451	7,198,994	12,334,923	85,667,111
Fair Quality (rating 4)	12,045,470	31,143,251	14,466,885	17,961,102	8,009,404	83,626,112
Special Mention (rating 5)	—	147,010	886,950	280,791	539,558	1,854,309
Substandard (rating 6)	1,287,666	6,189,290	228,732	1,554,615	—	9,260,303
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$22,079,599	$95,303,209	$26,228,511	$30,710,975	$21,447,244	$195,769,538

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

					Other —
	Commercial —	Commercial —	Agricultural —	Agricultural —	Construction
	Operating	Real Estate	Operating	Real Estate	and Land	Total
	June 30, 2017
Internally assigned risk rating:
Highest Quality (rating 1)	$—	$—	$324,038	$326,045	$—	$650,083
Good Quality (rating 2)	177,795	6,638,998	5,185,147	3,541,630	2,868,632	18,412,202
Acceptable Quality (rating 3)	8,470,283	44,240,531	9,271,425	12,354,765	10,426,245	84,763,249
Fair Quality (rating 4)	11,313,276	31,603,455	11,489,750	13,116,352	2,880,821	70,403,654
Special Mention (rating 5)	—	1,948,017	403,234	—	—	2,351,251
Substandard (rating 6)	177,691	2,378,937	65,813	1,766,998	—	4,389,439
Doubtful (rating 7)	—	—	—	—	—	—
Loss (rating 8)	—	—	—	—	—	—
	$20,139,045	$86,809,938	$26,739,407	$31,105,790	$16,175,698	$180,969,878

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	March 31, 2018
Delinquency status*:
Performing	$46,199,376	$12,764,081	$3,760,397	$62,723,854
Nonperforming	1,177,514	186,749	17,475	1,381,738
	$47,376,890	$12,950,830	$3,777,872	$64,105,592

	Residential RE —	Residential RE —	Other —
	1-4 Family	Home Equity	Consumer	Total
	June 30, 2017
Delinquency status*:
Performing	$42,220,268	$11,725,714	$3,650,519	$57,596,501
Nonperforming	839,745	22,649	24,155	886,549
	$43,060,013	$11,748,363	$3,674,674	$58,483,050

*Performing loans are those which are accruing and less than 31 days past due. Nonperforming loans are those on nonaccrual and accruing loans that are greater than or equal to 31 days past due.

At March 31, 2018 and June 30, 2017, the Company had no loans greater than 90 days past due and still accruing.

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
	March 31, 2018
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$68,661	$68,546	$—
Real estate	1,924,094	1,913,975	—
Residential real estate:
1-4 family	1,580,224	1,577,742	—
Home equity	5,982	5,970	—
	3,578,961	3,566,233	—

Impaired loans with specific allowance recorded:
Commercial:
Operating	1,223,942	1,209,438	413,434
Agricultural:
Real estate	544,599	486,057	30,200
Residential real estate:
1-4 family	1,145,971	1,119,839	214,225
Home equity	182,296	182,195	12,180
Other:
Construction and land	532,013	539,558	205,699
Consumer	18,328	18,231	4,191
	3,647,149	3,555,318	879,929

Total impaired loans:
Commercial:
Operating	1,292,603	1,277,984	413,434
Real estate	1,924,094	1,913,975	—
Agricultural:
Real estate	544,599	486,057	30,200
Residential real estate:
1-4 family	2,726,195	2,697,581	214,225
Home equity	188,278	188,165	12,180
Other:
Construction and land	532,013	539,558	205,699
Consumer	18,328	18,231	4,191
	$7,226,110	$7,121,551	$879,929

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Impaired loans, for which no allowance has been provided as of March 31, 2018 and June 30, 2017, have adequate collateral, based on management’s current estimates.

	For the three months ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$71,557	$945	$192,837	$3,125
Real estate	1,931,470	27,789	663,799	4,749
Agricultural:
Operating	—	—	16,903	125
Real estate	—	—	411,432	—
Residential real estate:
1-4 family	1,595,115	18,240	2,811,564	35,254
Home equity	6,053	90	8,520	141
Other:
Consumer	—	—	2,642	24
	3,604,195	47,064	4,107,697	43,418

Impaired loans with specific allowance recorded:
Commercial:
Operating	1,264,773	8,079	65,973	906
Real estate	—	—	48,321	—
Agricultural:
Operating	—	—	18,902	—
Real estate	541,395	272	515,527	230
Residential real estate:
1-4 family	1,153,656	9,193	661,611	9,955
Home equity	182,913	2,394	17,202	447
Other:
Construction and land	546,147	14,579	—	—
Consumer	19,309	348	22,947	378
	3,708,193	34,865	1,350,483	11,916

Total impaired loans:
Commercial:
Operating	1,336,330	9,024	258,810	4,031
Real estate	1,931,470	27,789	712,120	4,749
Agricultural:
Operating	—	—	35,805	125
Real estate	541,395	272	926,959	230
Residential real estate:
1-4 family	2,748,771	27,433	3,473,175	45,209
Home equity	188,966	2,484	25,722	588
Other:
Construction and land	546,147	14,579	—	—
Consumer	19,309	348	25,589	402
	$7,312,388	$81,929	$5,458,180	$55,334

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	For the nine months ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
Classes of loans:
Impaired loans with no specific allowance recorded:
Commercial:
Operating	$79,059	$3,133	$164,025	$7,722
Real estate	1,283,660	41,561	328,484	7,124
Agricultural:
Operating	—	—	17,218	125
Real estate	—	—	425,722	—
Residential real estate:
1-4 family	1,624,132	61,463	2,733,003	100,579
Home equity	6,190	278	8,926	450
Other:
Consumer	—	—	3,780	144
	2,993,041	106,435	3,681,158	116,144

Impaired loans with specific allowance recorded:
Commercial:
Operating	1,099,997	40,287	60,770	2,028
Real estate	—	—	47,764	—
Agricultural:
Operating	—	—	37,804	—
Real estate	534,833	782	508,658	593
Residential real estate:
1-4 family	920,649	30,693	663,628	18,199
Home equity	98,924	2,926	17,161	835
Other:
Construction and land	525,074	25,035	—	—
Consumer	19,381	877	23,861	951
	3,198,858	100,600	1,359,646	22,606

Total impaired loans:
Commercial:
Operating	1,179,056	43,420	224,795	9,750
Real estate	1,283,660	41,561	376,248	7,124
Agricultural:
Operating	—	—	55,022	125
Real estate	534,833	782	934,380	593
Residential real estate:
1-4 family	2,544,781	92,156	3,396,631	118,778
Home equity	105,114	3,204	26,087	1,285
Other:
Construction and land	525,074	25,035	—	—
Consumer	19,381	877	27,641	1,095
	$6,191,899	$207,035	$5,040,804	$138,750

The Company's troubled debt restructuring as of March 31, 2018 and June 30, 2017 were not material to the consolidated financial statements.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5.Borrowings

Our borrowings consist primarily of advances from FHLB of Topeka.  At March 31, 2018, we had access to FHLB advances up to $40.6 million. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

The following table sets forth information concerning balances and interest rates on our advances at and during the nine months ending March 31, 2018 and 2017.

	At or For the
	Nine Months Ended
	March 31, 2018	March 31, 2017
Federal Home Loan Bank Advances:
Maximum outstanding at any month end	$10,075,000	$300,000
Balance at the end of period	5,000,000	—
Average balance during period	6,454,980	575,000
Weighted average interest rate at the end of period	1.55%	0.75%
Weighted average interest rate during period	1.44%	0.75%

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If only adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.  Management believes, as of March 31, 2018, that the Bank meets all capital adequacy requirements to which it is subject.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Actual capital levels and minimum required levels for the Bank were:

					Minimum
					Required to Be
					Well Capitalized
			Minimum Required for		Under Prompt
			Capital Adequacy		Corrective Action
			Purposes		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2018
Total capital (to risk-weighted assets)	$30,827	12.2%	$20,248	8.0%	$25,310	10.0%
Common equity Tier 1 capital (to risk-weighted assets)	27,645	10.9%	11,389	4.5%	16,451	6.5%
Tier 1 (core) capital (to risk-weighted assets)	27,645	10.9%	15,186	6.0%	20,248	8.0%
Tier 1 (core) capital (to adjusted total assets)	27,645	10.0%	11,070	4.0%	13,838	5.0%

June 30, 2017
Total capital (to risk-weighted assets)	$30,893	13.2%	$18,740	8.0%	$23,425	10.0%
Common equity Tier 1 capital (to risk-weighted	27,956	11.9%	10,541	4.5%	15,226	6.5%
Tier 1 (core) capital (to risk-weighted assets)	27,956	11.9%	14,055	6.0%	18,740	8.0%
Tier 1 (core) capital (to adjusted total assets)	27,956	11.4%	9,806	4.0%	12,257	5.0%

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

Note 7.Employee Benefit Plan

The Company has a 401(k) and profit sharing plan (the “Plans”) covering substantially all employees.  Annual contributions to the Plans are made at the discretion of and determined by the Board of Directors.  Participant interests are vested over a period from one to five years of service.  The Company made contributions of $97,936 and $88,548 during the nine months ended March 31, 2018 and 2017, respectively.

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

The ESOP has a plan year-end of December 31.  The Company recorded compensation expense of $124,521 and $111,615 for the nine months ended March 31, 2018 and 2017, respectively.

Shares held by the ESOP were as follows:

	March 31, 2018	June 30, 2017
Allocated shares	99,206	86,104
Shares allocated to be released	3,966	7,929
Unearned ESOP shares	122,946	134,843

Total ESOP shares	226,118	228,876

Fair value of unearned ESOP shares	$1,290,933	$1,348,430

Fair value of allocated shares subject to repurchase obligation	$992,922	$815,280

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

The maximum number of shares authorized under the 2016 Plan is 198,316 stock options and 79,326 shares of restricted stock to employees and directors.  As of March 31, 2018,  158,653 stock options and 63,461 stock awards were awarded.  These options and awards were all granted in February 2017 at an exercise price of $9.90 per share.

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The table below represents the stock option activity for the period shown:

		Weighted	Remaining
		Average	Contractual
	Awards	Exercise Price	Life (Years)

Options outstanding at July 1, 2017	158,653	$9.90	9.20
Granted	—	—	—
Options outstanding at March 31, 2018	158,653	$9.90	8.90

The cost of the stock options will be amortized in monthly installments over the noted five-year vesting period, with the first vesting date on February 21, 2018.  Stock option expense was $31,652 and $3,517 for the nine months ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018, there was $535,222 of total unrecognized compensation costs related to non-vested restricted stock awards.  The cost is expected to be recognized over a weighted-average period of 3.7 years.  Compensation expense attributable to the restricted stock awards totaled $137,976 and $54,182 for the nine months ended March 31, 2018 and 2017, respectively.

The table below represents the restricted stock award activity for the period shown:

	Service-Based	Weighted
	Stock	Grant Date
	Awards	Fair Value

Non-vested at July 1, 2017	89,125	$8.52
Vested	19,987	8.27
Non-vested at March 31, 2018	69,138	$8.59

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

The following table presents a reconciliation of the components used to compute basic earnings per share for the three and nine months ended March 31, 2018 and 2017:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Weighted average common shares outstanding	3,119,978	3,284,630	3,129,294	3,289,170
Net income available to common stockholders	$350,100	$275,346	$571,099	$849,868
Basic earnings per share	$0.11	$0.08	$0.18	$0.26

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following table presents a reconciliation of the components used to compute diluted earnings per share for the three and nine months ended March 31, 2018 and 2017:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2018	2017	2018	2017
Weighted average common shares outstanding	3,119,978	3,284,630	3,129,294	3,289,170
Weighted average of net additional shares from restricted stock awards	24,760	53,546	18,802	48,058
Weighted average number of shares outstanding	3,144,738	3,338,176	3,148,096	3,337,228

Net income available to common stockholders	$350,100	$275,346	$571,099	$849,868
Diluted earnings per share	$0.11	$0.08	$0.18	$0.25

As of March 31, 2018,  20,999 of the outstanding stock options were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares.

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

There were no transfers between levels during the nine months ended March 31, 2018, nor were there any changes in valuation techniques used for assets or liabilities measured at fair value at March 31, 2018.

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

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and June 30, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Fair Value Measurement at March 31, 2018 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$1,306,454	$—	$1,306,454	$—

Fair Value Measurement at June 30, 2017 Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
	Total	Level 1	Level 2	Level 3
Assets
Securities available-for-sale	$1,410,955	$—	$1,410,955	$—

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

At March 31, 2018 and June 30, 2017 the fair value of impaired loans and foreclosed assets was immaterial.

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

Off-balance sheet items — The fair value of off-balance-sheet items is based on current fees or costs that would be charged to enter into or terminate such arrangements.  Such items were not considered material and are not presented in the below tables.

The estimated fair value of financial instruments is as follows:

	Fair Value	Carrying	Estimated
March 31, 2018	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$7,669,608	$7,670,000
Interest-earning deposits	Level 1	28,317,000	28,317,000
Securities available-for-sale	See previous table	1,306,454	1,306,000
Securities held-to-maturity	Level 2	710,943	712,000
Federal Home Loan Bank stock	Level 1	282,300	282,000
Loans, net	Level 2	255,946,923	251,425,000
Mortgage servicing rights	Level 2	858,035	1,199,000
Credit enhancement receivable	Level 2	97,001	97,000
Accrued interest receivable	Level 1	1,512,532	1,513,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	37,452,083	37,452,000
Interest-bearing deposits	Level 2	223,257,251	224,212,000
Federal Home Loan Bank Borrowings	Level 2	5,000,000	5,000,000
Accrued interest payable and other liabilities	Level 1	2,743,811	2,744,000

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Fair Value	Carrying	Estimated
June 30, 2017	Hierarchy Level	Amount	Fair Value
Financial assets:
Cash and due from financial institutions	Level 1	$4,881,007	$4,881,000
Securities available-for-sale	See previous table	1,410,955	1,411,000
Securities held-to-maturity	Level 2	735,978	746,000
Federal Home Loan Bank stock	Level 1	453,400	453,000
Loans, net	Level 2	236,545,125	232,931,000
Mortgage servicing rights	Level 2	852,715	1,089,000
Accrued interest receivable	Level 1	1,297,908	1,298,000
Financial liabilities:
Noninterest-bearing deposits	Level 2	29,546,051	29,546,000
Interest-bearing deposits	Level 2	179,512,265	185,040,000
Federal funds purchased	Level 2	399,000	399,000
Federal Home Loan Bank borrowings	Level 2	6,745,400	6,745,000
Accrued interest payable and other liabilities	Level 1	820,229	820,000

Note 10.Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss components were as follows:

	March 31, 2018	June 30, 2017
Unrealized holding losses on securities available-for-sale	$(38,810)	$(16,034)
Tax expense	10,890	5,452

	$(27,920)	$(10,582)

Note 11.Income Taxes

The Company’s deferred tax position was impacted as a result of the newly enacted Tax Cuts and Jobs Act (the “Act”) which was signed into law on December 22, 2017.  The effect reflects the revaluation of our net deferred tax asset based on the new federal tax rate of 21% compared to the previous rate of 34%.  We have substantially completed our accounting for the newly enacted tax rates and we have made a reasonable estimate of the effects on our deferred tax balances and believe the actual results will not vary materially from those estimates.  The federal tax rate is computed using a blended rate of approximately 28% as a result of part of the fiscal year being calculated at 34% and the other at 21%.

	Three months ended
	March 31, 2018	March 31, 2017
Provision computed at the statutory federal tax rate	$(141,779)	$(140,748)
State income taxes, net of federal tax	(15,039)	(11,264)
Release of unearned ESOP shares and stock awards	(2,239)	(1,834)
Nondeductible expenses	(1,431)	(2,161)
Other	5,318	17,387
	$(155,170)	$(138,620)

Equitable Financial Corp. and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

	Nine months ended
	March 31, 2018	March 31, 2017
Provision computed at the statutory federal tax rate	$(373,269)	$(455,147)
State income taxes, net of federal tax	(42,029)	(39,019)
Release of unearned ESOP shares and stock awards	4,225	3,713
Nondeductible expenses	(5,441)	(5,875)
Effect of Tax Cuts & Jobs Act	(347,957)	—
Other	5,318	7,527
	$(759,153)	$(488,801)

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

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the nine months ended March 31, 2018.

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
07/01/17 - 07/31/17	1,600	$10.20	169,686	4,171
08/01/17 - 08/31/17	2,000	10.15	171,686	2,171
09/01/17 - 09/30/17	—	—	171,686	2,171
10/01/17 - 10/31/17	—	—	171,686	2,171
11/01/17 - 11/30/17	436	10.40	172,122	168,010
12/01/17 - 12/31/17	6,500	10.35	179,058	161,510
01/01/18 - 01/31/18	2,000	10.50	181,058	159,510
02/01/18 - 02/28/18	15,000	10.65	196,058	144,510
03/01/18 - 03/31/18	27,000	10.62	223,058	117,510
Total	54,536	$10.56

Note

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations at March 31, 2018 and for the three and nine months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company.  The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this report.  All references herein to the “Company”, “we”, “us”, or similar terms refer to Equitable Financial Corp. and its subsidiary.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  By their nature, changes in these assumptions and estimates could significantly affect our financial position or results of operations.  Actual results could differ from those estimates.

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

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

Assets.  Total assets at March 31, 2018 were $305.7 million, an increase of $51.9 million, or 20.4%, from $253.8 million at June 30, 2017.  This increase is attributable to an increase in cash and due from financial institutions, interest-earning deposits, net loans, customer list intangible and other assets.  Cash and due from financial institutions increased

$2.8 million, or 57.1%, to $7.7 million at March 31, 2018 from $4.9 million at June 30, 2017.  Interest-earning deposits were $28.3 million at March 31, 2018.  There were no interest-earning deposits at June 30, 2017.  The increase in interest-earning deposits was a result of deposit growth.  Net loans increased  $19.4 million, or 8.2%, to $255.9 million at March 31, 2018 from $236.5 million at June 30, 2017.  Loan demand in all markets continues to be strong.  Customer list intangible increased $1.2 million, or 398.6% to $1.4 million at March 31, 2018 from $289,000 at June 30, 2017.  This increase reflects the purchase of a customer list associated with an investment representative’s business in the second quarter.  This customer list consists of customer relationships with wealth management clients that have been transferred to the Bank.  Other assets increased $359,000, or 20.9%, to $2.1 million at March 31, 2018 from $1.7 million at June 30, 2017.

Nonperforming Assets and Allowance for Loan Losses.  We had non-performing assets of $4.5 million, or 1.5% of total assets as of March 31, 2018 and $2.6 million, or 1.0% of total assets as of June 30, 2017.  The allowance for loan losses totaled $4.6 million at March 31, 2018 and $3.6 million at June 30, 2017.  This represents a ratio of the allowance for loan losses to gross loans receivable of 1.8% at March 31, 2018 and 1.5% at June 30, 2017.  This increase is primarily attributable to deterioration in one loan relationship.  The allowance for loan losses to non-performing loans was 101.9% at March 31, 2018 and 149.3% at June 30, 2017.

Deposits. Total deposits increased $51.6 million, or 24.7%, to $260.7 million at March 31, 2018 from $209.1 million at June 30, 2017.  Noninterest-bearing deposits increased $8.0 million, or 27.1%, to $37.5 million at March 31, 2018 from $29.5 million at June 30, 2017.  Interest-bearing deposits increased $43.8 million, or 24.4%, to $223.2 million at March 31, 2018 from $179.5 million at June 30, 2017.

Stockholders’ Equity. Total stockholder’s equity increased $88,000, or 0.2%, to $35.7 million at March 31, 2018 from $35.6 million at June 30, 2017.  The increase was a result of net income realized for the nine months ended March 31, 2018.  The increase was offset by repurchased stock.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. Net income for the three months ended March 31, 2018 was $350,000.  This represented an increase of $75,000, or 27.3%, from net income of $275,000 for the three months ended March  31, 2017.

Interest Income. Total interest income for the three months ended March 31, 2018 increased $593,000, or 25.6%, to $2.9 million, from $2.3 million for the three months ended March  31, 2017.  The increase in interest income was primarily due to an increase in interest income in loans.

Interest income from loans increased $569,000, or 24.7%, to $2.9 million for the three months ended March 31, 2018 from $2.3 million for the three months ended March  31, 2017.  The increase in interest income from loans was due primarily to an increase of $36.5 million in average loan balances.  Average loan balances were $253.3 million for the three months ended March 31, 2018 compared to $216.8 million for the three months ended March  31, 2017.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans increased 28 basis points to 4.53% during the three months ended March 31, 2018 from 4.25% for the three months ended March  31, 2017.

Securities and other interest income increased $24,000, or 126.3%, to $43,000 for the three months ended March 31, 2018 from $19,000 for the three months ended March 31, 2017.  This increase was primarily due to an increase in the yield realized on other interest-earning balances.

Interest Expense.   Interest expense increased $186,000, or 65.7%, to $469,000 for the three months ended March 31, 2018 from $283,000 for the three months ended March  31,  2017.  This increase was due to an increase of $38.5 million in average deposit balances.  Average deposit balances were $208.0 million for the three months ended March 31, 2018 compared to $169.5 million for the three months ended March 31, 2017.  Cost of deposits increased 20 basis points to 86 basis points for the three months ended March 31, 2018 from 66 basis points for the three months ended March 31, 2017.  Also contributing to the increase in interest expense were FHLB advances.  For the three months ended March 31, 2018 average balances of FHLB advances were $5.0 million.  During the three months ended March 31, 2017 average balances were $100,000.

Net Interest Income. Net interest income increased $407,000, or 20.0%, to $2.4 million for the three months ended March 31, 2018 from $2.0 million for the three months ended March 31, 2017.  Average interest-earning assets were $284.2 million for the three months ended March 31, 2018 and $235.2 million for the three months ended March  31, 2017, while the average yield was 4.36% and 4.20% for the respective periods.  Our net interest spread decreased 6 basis points for the three months ended March 31, 2018 to 3.48% from 3.54% for the three months ended March 31, 2017. Our net interest margin decreased 3 basis points to 3.66% for the three months ended March 31, 2018 from 3.69% for the three months ended March 31, 2017.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased 430 basis points to 125.5% for the three months ended March 31, 2018 from 129.8% for the three months ended March 31, 2017.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded provisions for loan losses of $134,000 and $61,000 for the three months ended March 31, 2018 and 2017, respectively.  The provision for loan losses for the three months ended March 31, 2018 was a result of loan growth and deterioration in one loan relationship.  The provision for loan losses for the three months ended March 31, 2017 was primarily due to loan growth. The allowance for loan losses was $4.6 million, or 1.8% of loans outstanding at March 31, 2018 compared to $3.3 million, or 1.5% of loans outstanding at March  31, 2017.  The nonperforming assets to total assets ratio was 1.1% at March 31, 2018 and 2017.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2018 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income was $512,000 for the three months ended March 31, 2018 and 2017.  Service charges on deposits accounts increased $14,000, or 9.3%, to $165,000 for the three months ended March 31, 2018 from $151,000 for the three months ended March 31, 2017.   Other loan fees increased $15,000, or 25.9%, to $73,000 for the three months ended March 31, 2018 from $58,000 for the three months ended March 31, 2017.  Other income increased $22,000, or 56.4%, to $61,000 for the three months ended March 31, 2018 from $39,000 for the three months ended March 31, 2017.  Brokerage fee income decreased $19,000, or 11.8%, to $142,000 for the three months ended March 31, 2018 from $161,000 for the three months ended March 31, 2017.  Gain on sale of loans decreased $33,000, or 31.7%, to $71,000 for the three months ended March 31, 2018 from $104,000 for the three months ended March 31, 2017.

Non-Interest Expense. Total non-interest expense increased $242,000, or 11.7%, to $2.3 million for the three months ended March 31, 2018 from $2.1 million for the three months ended March 31, 2017.  Increases were realized in salaries and employee benefits, data processing fees, regulatory fees and deposit insurance premiums, advertising and public relations, professional fees, and other expenses.  Salaries and employee benefits increased $74,000, or 6.0%, to $1.3 million for the three months ended March 31, 2018 compared to $1.2 million for the three months ended March 31, 2017.  Data processing fees increased $18,000, or 12.3%, to $164,000 for the three months ended March 31, 2018 from $146,000 for the three months ended March 31, 2017.  Regulatory fees and deposit insurance premiums increased $27,000, or 62.8%, to $70,000 for the three months ended March 31, 2018 from $43,000 for the three months ended March 31, 2017.  Advertising and public relations increased $7,000, or 12.1%, to $65,000 for the three months ended March 31, 2018 from $58,000 for the three months ended March 31, 2017.  Professional fees increased $46,000, or 86.8%, to $99,000 for the three months ended March 31, 2018 from $53,000 for the three months ended March 31, 2017.  Other expenses increased $61,000, or 33.2%, to $245,000 for the three months ended March 31, 2018 from $184,000 for the three months ended March 31, 2017.

Income Tax Expense. For the three months ended March 31, 2018, income tax expense was $155,000 compared to $139,000 for the three months ended March 31, 2017.  The effective tax rate for the three months ended March 31, 2018 was 30.7% compared to 33.6% for the three months ended March 31, 2017.

Comparison of Operating Results for the Nine Months Ended March 31, 2018 and 2017

General. Net income for the nine months ended March 31, 2018 was $571,000.  This represents a decrease of $279,000, or 32.8%, from net income of $850,000 for the nine months ended March 31, 2017.

Interest Income. Total interest income for the nine months ended March 31, 2018 increased $1.7 million, or 25.0%, to $8.5 million, from $6.8 million for the nine months ended March 31, 2017.  The increase in interest income was primarily due to an increase in interest income in loans.

Interest income from loans increased $1.7 million, or 25.4%, to $8.4 million for the nine months ended March 31, 2018 from $6.7 million for the nine months ended March 31, 2017.  The increase in interest income from loans was due primarily to an increase of $37.4 million in average loan balances.  Average loan balances were $248.2 million for the nine months ended March 31, 2018 compared to $210.8 million for the nine months ended March 31, 2017.  The increase in our average loan balance was primarily due to increased loan demand, primarily attributable to improved economic conditions in our market areas and growth in commercial loans originated in all branches.  The average yield on loans increased 27 basis points to 4.53% during the nine months ended March 31, 2018 from 4.26% for the nine months ended March 31, 2017.

Securities and other interest income increased $32,000, or 59.3%, to $86,000 for the nine months ended March 31, 2018 from $54,000 for the nine months ended March 31, 2017.  This increase was primarily due to an increase in the yield realized on other interest-bearing balances.

Interest Expense.   Interest expense increased $468,000, or 57.4%, to $1.3 million for the nine months ended March 31, 2018 from $816,000 for the nine months ended March 31, 2017.  This increase was due to an increase of $30.0 million in average deposit balances.  Average deposit balances were $195.6 million for the nine months ended March 31, 2018 compared to $165.6 million for the nine months ended March 31, 2017.  Cost of deposits increased 17 basis points to 82 basis points for the nine months ended March 31, 2018 from 65 basis points for the nine months ended March 31, 2017.  Also contributing to the increase in interest expense were FHLB advances.  For the nine months ended March 31, 2018, average balances of FHLB advances were $6.4 million.  During the nine months ended March 31, 2017, average balances of FHLB advances was $256,000.

Net Interest Income. Net interest income increased $1.2 million, or 20.0%, to $7.2 million for the nine months ended March 31, 2018 from $6.0 million for the nine months ended March 31, 2017.  Average interest-earning assets were $270.4 million for the nine months ended March 31, 2018 and $230.9 million for the nine months ended March 31, 2017, while the average yield was 4.45% and 4.18% for the respective periods.  Our net interest spread increased 8 basis points for the nine months ended March 31, 2018 to 3.60% from 3.52% for the nine months ended March 31, 2017. Our net interest margin increased 11 basis points to 3.78% for the nine months ended March 31, 2018 from 3.67% for the nine months ended March 31, 2017.  The ratio of average interest-earning assets to average interest-bearing liabilities decreased 400 basis points to 126.4% for the nine months ended March 31, 2018 from 130.4% for the nine months ended March 31, 2017.

Provision for Loan Losses.   We establish provisions for loan losses, which are charged to operations, at a level management believes is appropriate to absorb probable incurred credit losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events change.  Based on our evaluation of these factors, we recorded provisions for loan losses of $1.0 million and $383,000 for the nine months ended March 31, 2018 and 2017, respectively.  The provision for loan losses for the nine months ended March 31, 2018 was due to loan growth and the deterioration in one loan relationship.  The provision for loan losses for the nine months ended March 31, 2017 was primarily due to loan growth. The allowance for loan losses was $4.6 million, or 1.8% of loans outstanding at March 31, 2018 compared to $3.3 million, or 1.5% of loans outstanding at March 31, 2017.  The nonperforming assets to total assets ratio was 1.1% at March 31, 2018 and 2017.  The level of the allowance is based on estimates and the ultimate losses may vary from estimates.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the adequacy of the allowance.  While management uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may request to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses as of March 31, 2018 was maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, such losses were both probable and reasonably estimable.

Non-Interest Income. Non-interest income decreased $163,000, or 8.5%, to $1.8 million for the nine months ended March 31, 2018 from $1.9 million for the nine months ended March 31, 2017.  Service charges on deposit accounts increased $22,000, or 4.7%, to $491,000 for the nine months ended March 31, 2018 compared to $469,000 for the nine months ended March 31, 2017.  Other income increased $156,000, or 145.8%, to $263,000 for the nine months ended March 31, 2018 from $107,000 for the nine months ended March 31, 2017.  This increase is related to a one-time entry for credit enhancement fee income from mortgage loans serviced.  Brokerage fee income decreased $92,000, or 16.8%, to $454,000 for the nine months ended March 31, 2018 compared to $546,000 for the nine months ended March 31, 2017.  Gain on sale of loans decreased $220,000, or 37.0%, to $375,000 for the nine months ended March 31, 2018 compared to $595,000 for the nine months ended March 31, 2017.  Other loan fees decreased $29,000, or 13.9%, to $180,000 for the nine months ended March 31, 2018 from $209,000 for the nine months ended March 31, 2017.

Non-Interest Expense. Total non-interest expense increased $489,000, or 7.9%, to $6.7 million for the nine months ended March 31, 2018 from $6.2 million for the nine months ended March 31, 2017.  Salaries and employee benefits increased $309,000, or 8.7%, to $3.8 million for the nine months ended March 31, 2018 compared to $3.5 million for the nine months ended March 31, 2017.  Data processing fees increased $38,000, or 8.8%, to $471,000 for the nine months ended March 31, 2018 from $433,000 for the nine months ended March 31, 2017.  Regulatory fees and deposit insurance premiums increased $57,000, or 45.2%, to $183,000 for the nine months ended March 31, 2018 from $126,000 for the nine months ended March 31, 2017.  Advertising and public relations increased $26,000, or 17.0%, to $179,000 for the nine months ended March 31, 2018 from $153,000 for the nine months ended March 31, 2017.  Other expenses increased $25,000, or 4.5%, to $584,000 for the nine months ended March 31, 2018 from $559,000 for the nine months ended March 31, 2017.

Income Tax Expense. For the nine months ended March 31, 2018, income tax expense was $759,000 compared to $489,000 for the nine months ended March 31, 2017.  The effective tax rate for the nine months ended March 31, 2018 was 57.1% compared to 36.5% for the nine months ended March 31, 2017.   The increase reflects the revaluation of our net deferred tax asset based on the new federal tax rate of 21%, compared to the previous tax rate of 34%, which became effective under the Act beginning in tax years after December 31, 2017.

.

Analysis of Net Interest Income

The following table sets forth average balance sheets, average yields and costs and certain other information for the periods indicated.  No tax equivalent adjustments were made.  All average balances are monthly average balances.  Non-accruing loans have been included in the table as loans carrying a zero yield.

	For the Three Months Ended March 31,
	2018			2017
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$11,532	$28	0.97%	$1,594	$5	1.25%
Securities	2,029	13	2.56%	2,193	13	2.37%
Loans receivable	253,347	2,870	4.53%	216,760	2,301	4.25%
FHLB common stock	281	2	2.85%	231	1	1.73%
Total interest-earning assets	267,189	2,913	4.36%	220,778	2,320	4.20%
Total noninterest-earning assets	17,044			14,376
Total assets	$284,233			$235,154

Interest-bearing liabilities:
Savings accounts	$17,857	$12	0.27%	$16,197	$10	0.25%
NOW accounts	67,980	103	0.61%	47,147	46	0.39%
Money market accounts	64,973	134	0.82%	64,477	124	0.77%
Certificates of deposit	57,141	200	1.40%	41,668	101	0.97%
Total deposits	207,951	449	0.86%	169,489	281	0.66%
Federal funds purchased	—	1	0.00%	510	1	—
FHLB advances	5,000	19	1.52%	100	1	—
Total interest-bearing liabilities	212,951	469	0.88%	170,099	283	0.67%
Noninterest-bearing demand deposits - checking accounts	31,949			27,356
Other liabilities	3,404			1,834
Total liabilities	248,304			199,289

Stockholders' equity	35,929			35,865
Total liabilities and stockholders' equity	$284,233			$235,154

Net interest income		$2,444			$2,037
Net interest rate spread			3.48%			3.54%
Net interest-earning assets	$54,238			$50,679
Net interest margin			3.66%			3.69%
Average interest-earning assets to average interest-bearing liabilities			125.47%			129.79%

	For the Nine Months Ended March 31,
	2018			2017
	Average	Interest		Average	Interest
	Outstanding	Earned/		Outstanding	Earned/
	Balance	Paid	Yield/Cost	Balance	Paid	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$4,878	$38	1.04%	$4,012	$22	0.73%
Securities	2,077	40	2.57%	1,843	30	2.17%
Loans receivable	248,154	8,436	4.53%	210,773	6,737	4.26%
FHLB common stock	339	8	3.15%	231	2	1.15%
Total interest-earning assets	255,448	8,522	4.45%	216,859	6,791	4.18%
Total noninterest-earning assets	14,953			14,024
Total assets	$270,401			$230,883

Interest-bearing liabilities:
Savings accounts	$17,500	$33	0.25%	$15,501	$28	0.24%
NOW accounts	57,953	237	0.55%	44,135	128	0.39%
Money market accounts	64,984	394	0.81%	63,983	354	0.74%
Certificates of deposit	55,173	546	1.32%	41,953	303	0.96%
Total deposits	195,610	1,210	0.82%	165,572	813	0.65%
Federal funds purchased	63	5	10.58%	504	1	0.26%
FHLB advances	6,439	69	1.43%	256	1	0.52%
Total interest-bearing liabilities	202,112	1,284	0.85%	166,332	815	0.65%
Noninterest-bearing demand deposits - checking accounts	29,722			26,709
Other liabilities	2,587			1,753
Total liabilities	234,421			194,794

Stockholders' equity	35,980			36,089
Total liabilities and stockholders' equity	$270,401			$230,883

Net interest income		$7,238			$5,976
Net interest rate spread			3.60%			3.52%
Net interest-earning assets	$53,336			$50,527
Net interest margin			3.78%			3.67%
Average interest-earning assets to average interest-bearing liabilities			126.39%			130.38%

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

	Three Months Ended			Nine Months Ended
	March 31, 2018 vs. 2017			March 31, 2018 vs. 2017
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits in other financial institutions	$25	$(2)	$23	$5	$11	$16
Securities	(1)	1	—	5	5	10
FHLB Stock	—	1	1	1	5	6
Loans receivable	409	160	569	1,252	447	1,699
Total interest-earning assets	433	160	593	1,263	468	1,731

Interest-bearing liabilities:
Savings accounts	1	1	2	2	3	5
NOW accounts	25	32	57	47	62	109
Money market accounts	1	9	10	6	34	40
Certificates of deposit	45	54	99	111	132	243
Total deposits	72	96	168	166	231	397
Federal funds purchased and securities sold under repurchase agreements	—	—	—	—	4	4
FHLB advances	19	(1)	18	63	5	68
Total interest-bearing liabilities	91	95	186	229	240	469

Change in net interest income	$342	$65	$407	$1,034	$228	$1,262

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet our liquidity needs.  Liquid assets, which include cash and cash equivalents and securities available-for-sale, totaled $37.3 million, or 12.2% of total assets,at March 31, 2018, as compared to $6.3 million, or 2.5% of total assets, at June 30, 2017.   We adjust our liquidity levels to fund deposit outflows, pay real estate taxes on mortgage loans, repay our borrowings and to fund loan commitments.  We also adjust liquidity as appropriate to meet asset and liability management objectives.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations.  While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition.  We set the interest rates on our deposits to maintain a desired level of total deposits.  In addition, we invest excess funds in short-term interest-earning investments and other assets, which provide liquidity to meet lending requirements.  At March 31, 2018, we invested $28.3 million in excess funds in short-term interest-earning investments.  At June 30, 2017, we did not have any excess funds to invest.

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

Our cash flows are comprised of three classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $3.0 million for the nine months ended March 31, 2018 and $1.8 million for the nine months ended March 31, 2017.  Net cash used by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from sales, calls, and maturities of securities and proceeds from the pay downs on mortgage-backed securities, was $21.0 million and $24.3 million for the nine months ended March 31, 2018 and 2017, respectively.  The Company did not purchase any securities during the nine months ended March 31, 2018.  For the nine months ended March 31, 2017 the Company purchased one available-for-sale security.  For the nine months ended March 31, 2018 and 2017, net cash provided by financing activities was $49.1 million and $15.0 million, respectively.

Off-Balance-Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit.

For the nine months ended March 31, 2018, we did not engage in any off-balance sheet transactions, other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements that are applicable to the Company, please see Note 2 of the notes to the Company’s consolidated financial statements, beginning on page 9.

Effect of Inflation and Changing Prices

The unaudited consolidated financial statements and related data presented herein have been prepared in accordance with GAAP, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.  Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature.  As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, because such prices are affected by inflation to a larger extent than interest rates.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable because we are a smaller reporting company.

Item 4.Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.  In addition, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings.

At March 31, 2018, there were no material legal proceedings to which the Company is a party or of which any of its property is subject.  From time to time, the Company is a party to various legal proceedings incident to its business.

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

The following table sets forth information concerning purchases made by the Company of its common stock for each month in the quarter ended March 31, 2018:

			Total Number of
			Shares Purchased	Maximum Number of
		Weighted	as Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid Per Share	or Programs	Plans or Programs
01/01/18 - 01/31/18	2,000	$10.50	181,058	159,510
02/01/18 - 02/28/18	15,000	10.65	196,058	144,510
03/01/18 - 03/31/18	27,000	10.62	223,058	117,510
Total	44,000	$10.62

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITABLE FINANCIAL CORP.

Dated: May 14, 2018	By:	/s/ Thomas E. Gdowski
Thomas E. Gdowski
President and CEO

Dated: May 14, 2018	By:	/s/ Darcy M. Ray
Darcy M. Ray
CFO